Form 10KSB40
period 1999-12-31
FINANCIAL COMMERCE NETWORK INC
filed 2000-04-07
CIK 1098481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                   FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                         Commission file number 0-27971

                      THE FINANCIAL COMMERCE NETWORK, INC.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

                        NEVADA                                    22-2582276
     ----------------------------                     -------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                 63 WALL STREET                                     10005
         ---------------------------------------                   ----------
         (Address of principal executive offices)                (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:       212) 742-9870
         ----------------------------------------------       --------------

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:
Common Shares, $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's net revenues for its most recent fiscal year were $1,668,122.

         The aggregate market value of the 10,150,055 shares of voting stock held by non-affiliates of the Registrant, as of March 20, 2000 when the closing sale price was $1.2031 per share, was $12,211,531 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of March 20, 2000, was 20,935,126.

         Documents Incorporated by Reference: Not Applicable.

This document contains forward looking statements regarding the Company's business strategy and future plans of operation. Forward looking statements involve known and unknown risks and uncertainties. These and other important factors, including those mentioned in various filings with the Securities and Exchange Commission made periodically by the Company (available to the public at WWW.SEC.GOV ), may cause the actual results and performance to differ materially from the future results expressed in or implied by such forward looking statements. The forward looking statements contained in this document speak only as of the date hereof and the Company disclaims any obligation to provide public updates, revisions or amendments to any forward looking statements made herein to reflect changes in the Company's expectations or future events.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)      BUSINESS HISTORY

         The Company was organized as a corporation in Washington on July 11, 1969. Prior to March 1999, the Company had not had any material operations for some years.

         On February 16, 1999, the Company's Board of Directors authorized the issuance of an option to certain shareholders, to purchase 15 million shares of the Company's common stock for a conversion price of $5,000. On February 24, 1999, that option was purchased from the shareholders by David Weiss, a former employee of Alexander, Wescott & Co., Inc., for $95,000. The previous Board of Directors of the Company resigned effective February 26, 1999. Prior to resigning, the Board appointed David Weiss and his appointee as directors. Subsequently, the remaining members of the Board were appointed.

         On March 11, 1999, Mr. Weiss exercised his option to purchase the 15 million shares. He then contributed 13.5 million shares back to the Company to enable it to acquire operating subsidiaries. On March 29, 1999, the Company acquired Alexander, Wescott & Co., Inc. ("ALWC") as a wholly-owned subsidiary. ALWC is a registered broker-dealer with the United States Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). ALWC was a wholly-owned subsidiary of Alexander, Wescott Holdings, Inc., a holding company predominately owned by Richard H. Bach, the present chairman and chief executive officer of the Company. The acquisition was in exchange of 13.5 million shares, or 68% of the issued and outstanding stock of the Company issued to the holding company. Alexander, Wescott Holdings, Inc. subsequently conducted a self tender of its shares of common stock in exchange for shares of the Company. The purpose of the self tender was to distribute the consideration for the sale of Alexander, Wescott Holdings, Inc.'s principle asset to the shareholders and to avoid converting Alexander, Wescott Holdings, Inc. into an investment company. See,
Item 4, Security Ownership of

Certain Beneficial Owners and Management.

         Pursuant to the approval of the Company's shareholders at a Shareholders Meeting held on May 13, 1999, the Company re-incorporated in Nevada as Intrex.com, Inc., effective May 19, 1999. On September 8, 1999, the Company changed its name to The Financial Commerce Network, Inc. The Company maintains its principal office at 63 Wall Street, New York, New York 10005.

(b)      BUSINESS OF ISSUER

         The Company is developing a comprehensive high-end financial and information services portal on the Internet for accredited investors and institutions. The portal, called 'The Financial Commerce Network' or TFCN.com, was launched on September 30, 1999. The portal is intended to be fully interactive and will be an expansion on the services presently offered by on-line investment sites such as those provided by Siebert Financial Corp., E*Trade Group and Ameritrade Holding Corp. It is intended that a user of the portal would be afforded many products and services such as on-line trading, block trades, private placements, IPOs, bond offerings, equity research and other matters. The trades will be executed through ALWC and such other registered broker dealers as the Company will acquire or with which the Company shall enter into strategic alliances.

         The Company's comprehensive, financial and information services Web portal is aimed at providing institutional investors and accredited private investors with comprehensive and seamless access to a broad array of informational and transactional services. TFCN.com will be a 'private club,' offering members an array of services typically only available through a private banking relationship.

         Initially the services of TFCN.com will be made available to the existing clients of ALWC, although the Company intends to market its services to others in the future.

         It is anticipated that revenues will be generated from membership fees and commissions from trading earned by the Company's registered broker dealer subsidiary.

         The Company believes that TFCN.com is the first online source to offer all the following products and services:

PRODUCTS:

     -         Online Prime Brokerage

     -         Online trading

     -         Online Block trading

     -         Self-directed trade routing (if desired)

     -         Private Placements

     -         IPOs

     -         Secondary Offerings

     -         Asset Management

     -         Foreign Equities

     -         Listed Options

     -         Fixed Income trading

     -         Derivatives trading

     -         Restricted stock trading

     -         Self-directed trade routing (if desired)

     -         Secondary Offerings

     - 2-way connections to other broker-dealers, information vendors etc.

SERVICES:

     -         Equity Research

     -         Analytical tools

     -         Real-time quotes

     -         News feeds

     - Information concerning news events, merger and acquisition activity in the market, etc.

     - Concierge (hotel reservations, theater, concerts and sports tickets etc.)

         It is anticipated that customers will have direct access to market makers and will be able to execute trades through several different sources while consolidating all transactions in a single prime brokerage account that can be accessed from any location worldwide. It is anticipated that customers will also be able to choose where and how to route their orders, a level of control in trading currently unavailable through normal broker-dealer relationships.

         The Company believes that by merging the convenience and reach of the Internet with the selection and simplicity of a prime brokerage account, TFCN.com will provide a new type of service in online investing. In addition to benefitting from online informational and transactional services, it is anticipated that TFCN.com customers will be able to obtain individualized assistance from a trained team of account managers of the Company, available day and night, and reachable on the site and through a designated toll-free phone number.

         The Company currently has an existing revenue stream through its acquisition of ALWC, which continues to operate as a registered broker dealer and which generated in excess of $7 million in revenues in 1998. Revenues for the fiscal year ended December 31, 1999 were approximately $1,668,000.

  ALEXANDER, WESCOTT & CO, INC.:

         ALWC is presently the principal subsidiary of the Company. It is a full service broker/dealer which provides order execution, block trading and investment banking services. ALWC is registered as a broker/dealer with the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc. (NASD), the Municipal Securities Rulemaking Board (MSRB) and the Securities Investor Protection Corporation (SIPC). ALWC is also an introducing broker registered with the Commodity Futures Trading Commission (CFTC).

         ALWC was acquired by the Company on March 29, 1999. ALWC was a wholly-owned subsidiary of Alexander, Wescott Holdings, Inc., a holding company predominately owned by Richard H. Bach, the present chairman and chief executive officer of the Company. The acquisition was in exchange of 13.5 million shares of common stock of The Financial Commerce Network issued to the holding company.

         ALWC's approach to the securities business is similar to a private bank. ALWC believes in looking after the needs of its clients, both institutions and individuals, with the objective of establishing long-term relationships. ALWC's staff of approximately eight investment professionals, in two offices, provide order execution, block trades and investment banking services. ALWC executes client orders through its trading desk in New York and specializes in block trades and third-market executions.

         The firm assists Small and Micro capitalization companies in raising funds through Private Placements and Bridge Loans. This sector of small, growing businesses has difficulty raising capital and gaining access to "Wall Street".

         ALWC introduces its clients on a fully disclosed basis to Spear Leeds & Kellogg and 1st

Southwest Clearing. A "fully disclosed" account is an account in which the clearing firm maintains an account in the name of the client, as opposed to an "omnibus" account which is maintained only in the name of the introducing broker dealer.

         ALWC TRADING DEPARTMENT: Based in New York City, ALWC's trading desk executes orders for institutional clients and high net worth individuals. The desk also specializes in block trades and third-market executions. The desk executes both buy and sell orders, with the net cost usually being better than the offer on the buy-side and better than the bid on the sell-side. The firm's traders have developed an expertise in trading in the middle of the spread. By trading in the middle of the spread, the department can generate profits while still remaining highly competitive. The firm also operates as a "market maker" in the securities of certain companies. This means that ALWC purchases and sells such securities for the purpose of creating a market for the purchasers and sellers of such securities. ALWC's status as a market maker requires it to maintain a higher minimum net capital, as required under the federal securities laws, than other broker dealers which do not make markets.

         INTERNET TRADING: The Company intends to provide the public with the ability to execute unsolicited trades through its Internet portal site. Anyone will have the ability, by logging onto the Company's Web site, to enter a request for the execution of a trade in listed securities. ALWC will execute the trade for a fee of between $15 and $20 a trade.

         INSTITUTIONAL AND ACCREDITED INVESTOR SALES DEPARTMENT: Located in both of the firm's offices, the sales department is composed of approximately six registered representatives specializing in institutional and private client sales. The firm primarily services clients that qualify as "accredited investors" for the purposes of the federal securities laws. An accredited investor is defined under the federal securities laws as an investor who meets one or more of the following criteria:

         * A natural person whose net worth with his spouse exceeds $1 million;

         * A natural person who had individual income in excess of $200,000 in each of the two most recent years or joint income with his spouse in excess of $300,000 in each of those years and who reasonably expects to reach the same income level in the current year;

         * A corporation, Massachusetts or similar business trust or partnership or organization described in Section 501(c)(3) of the Internal Revenue Code, with total assets in excess of $5 million;

         * Either (i) a bank as described in Section 3(a)(2) of the Securities Act of 1933, or any savings and loan association or other institution as defined in Section 3(a)(5)(A) of the Securities Act of 1933 whether acting in its individual or fiduciary capacity, or any broker or dealer registered pursuant to
Section 15 of the Securities Exchange Act of 1934, (ii) an insurance company as defined in Section 2(13) of the Securities Act, (iii) an investment company registered under the Investment Company Act of 1940 or a business development company as defined in Section 2 (a)(48) of such Act, (iv) a Small Business

Investment Company licensed by the U.S. Small Business Administration under
Section 301 (c) or (d) of the Small Business Investment Act of 1958, or (v) an employee benefit plan within the meaning of Title I of the Employee Retirement Income Security Act of 1974, if the investment decision is made by a plan fiduciary, as defined in Section 3 (21) of such Act, which plan fiduciary is either a bank, savings and loan association, insurance company or registered investment advisor, or if the employee benefit plan has total assets in excess of $5,000,000 or, if a self directed plan, with investment decisions made solely by persons who are accredited investors;

         * A private business development company as defined in Section 202(a)(22) of the Investment Advisors Act of 1940;

         * A director, executive officer or general partner of the Company;

         * A trust, with total assets in excess of $5 million whose purpose is directed by a sophisticated person as described in Rule 506(b)(2)(ii) of Regulation D of the Securities Act; or

         * An entity in which all of the equity owners are accredited investors.

         This department generates a significant percentage of the firm's total revenues via commissions (both agency and principal) on brokerage transactions resulting from the sale of equity and fixed income securities. Many of the firm's clients are institutions, such as fund managers, banks and other broker/dealers, and high net worth individuals. The firm focuses on hiring seasoned brokers with an established book of clients who are located throughout the U.S., Europe and other parts of the world. This reduces both the typical production "start-up" delays associated with inexperienced salesmen and the failure or attrition of those new recruits. Furthermore, by acquiring more seasoned professionals, the firm can service its clients better and increase its production faster with producing salesmen. The firm is currently registered in 40 states, and anticipates being registered in more as it continues to grow.

         CORPORATE FINANCE DEPARTMENT: ALWC's investment banking activities encompass raising capital for small, growing public corporations through Private Placements and Bridge Loans. ALWC's investment banking clients are carefully selected, undervalued firms with strong growth potential. In connection with its investment banking activities, ALWC provides a full compliment of services to its corporate clients. In addition to the public or private financing of a corporate client, these services may include participation in the corporation's active development as an investment banker and consultant generating fee income.

         CLEARING ACCOUNTS AND OPERATIONS: ALWC introduces its clients on a fully disclosed basis to Spear Leeds & Kellogg and 1st Southwest Clearing. The firm chose to clear its business because this results in substituting a variable cost for a fixed cost. ALWC does not hold any funds or securities of its customers and does not directly settle or clear either its own or its customers' securities transactions. Spear Leeds & Kellogg's and 1st Southwest Clearing's clearing services include billing and credit control, and receipt, custody and delivery of securities, on a fee basis. These services relieve ALWC from most of the "back office" functions associated with brokerage activities and free the firm from the need and expense of expanding its operations department based in New York, New York.

         INTERNET INVESTMENTS: The Company is considering, as a part of its merchant banking activities, making investments in Internet based companies still in an early stage of development, and provide those companies with management and business consulting regarding their development, as well as advice and assistance in raising capital. The Company does not intend that this business will replace the Company's core business. The Company believes that this type of business is a logical extention of its core business and will enhance the Company and shareholder value.

         In this regard, on March 15, 2000 the Company acquired an interest in Naturalist.com. Naturalist.com has a "lifestyle" Internet portal which offers "best of" products and services for users of outdoor recreational equipment and health regimens who are supporters of "practical environmentalism." It also provides "chat rooms" and other information on environmental issues to users of its portal. The Company acquired 980,000 shares of Series A Preferred Stock of Naturalist.com and 250,000 options to acquire preferred stock of Naturalist.com for an initial investment of $500,000. At the Closing the Company only transferred $250,000 of the purchase price. As of March 29, 2000, the Company had received the shares of Series A Preferred but had not received the 250,000 options. The Company and Naturalist.com have agreed that the Company will pay the remaining $250,000 on or before April 30, 2000 at which time the options will be issued. The preferred stock is convertible into common stock of Naturalist.com upon the occurrence of a "sale event," defined as a merger, reorganization or other transaction in which the control of Naturalist.com is transferred, liquidation or dissolution of Naturalist.com, or an initial public offering by Naturalist.com. The Company has the possibility of providing further financings, at the option of Naturalist.com, under which it would receive similar securities. Should Naturalist.com seek financing from another source than the Company, the Company will receive 100,000 warrants to purchase common stock upon the occurrence of a "sale event." In the event that Naturalist.com seeks financing from the Company and the Company is unable to arrange such financing, then Naturalist.com will receive 100,000 warrants to purchase common stock of the Company at a purchase price equal to a ten day trading average. The Company will also provide consulting services to Naturalist.com.

         In addition, the Company has signed a letter of intent with the American Association of Professional Athletes, Inc. ("AAPA"), a company that sells sports memorabilia over the Internet, whereby the Company will purchase convertible notes from AAPA over a twelve month period which will be convertible into common stock of AAPA. In addition, ALWC will raise capital for AAPA, under certain circumstances, for which it will be compensated with commissions and with equity securities. The Company will also provide administrative and advisory services to AAPA.
         BACKLOG

         Since the Company is primarily a provider of services, it does not deem purchase order backlog to be material to its operations.

           COMPETITION

         The Company and ALWC serve overlapping interests. The Company, through its Internet portal, provides clients access to the United States trading markets. However, because the Company is not a registered broker dealer, it cannot provide that access directly. ALWC, a registered broker dealer, provides that access to the trading markets for those clients that use the Internet portal. However, ALWC also services other clients who choose not to use the Company's Internet portal.

         THE COMPANY: There are existing entities conducting business and competing with the Company on various levels. Most of them have been in business for a far longer period than the Company and are larger and more established than the Company, such as Merrill Lynch & Co., PaineWebber, W.R. Hambrecht Inc. and Wit Capital. There are also other competing companies that are relatively new to this business, such as DLJDirect, Datek and E*Trade.

         Existing competitors tend to focus on specific product lines or groups of product lines. For the established firms, those services are primarily delivered in person, through the mail or over the telephone. While the Internet provides them with a complimentary communications channel it has a limited product distribution capability in the manner in which such competitors use it. For the newer companies, the Internet has become the primary communication and distribution channel, but these firms tend to focus on a more main stream customer.

         For example, PaineWebber Global Prime Brokerage (WWW.GLOBALPRIMEBROKER.COM) primarily serves institutional customers, providing clearing and custody services, global institutional sales and trading services, bridge financing and equity and economic research. Merrill Lynch's Internet services (announced June 1, 1999 and anticipated to begin operations later this year) focuses on online trading and asset management for wealthy individuals. Wit Capital (WWW.WITCAPITAL.COM) is focused on underwriting securities offerings through the Internet. W.R. Hambrecht Inc. (WWW.WRHAMBRECHT.COM) is focused on underwriting securities offerings of emerging technology companies. E*Trade provides online trading to any investor, but does not provide research and other services to its customers.

         The Company's strategy is to develop a Web portal site that will provide the institutional and high net worth customer with a diverse number of financial services and products in a unified site with the Internet as the primary communication and product distribution channel.

         Very few firms presently offer such a broad selection of products and services, as is envisioned for the Company's Web portal site, for a sophisticated customer.

         ALWC: The principal competitors of ALWC are Off Road Capital.com, Wit Capital, Virtual Wall Street and E Investment Bank. These entities all offer investment banking and trading for accredited investors. Their investment banking activities include IPOs, secondary offerings, private equity and venture capital, etc. They also offer on line trading linked to most of the major exchanges and the Nasdaq.

         GOVERNMENT REGULATIONS

         Certain aspects of the Company's business, as that of its competitors and the financial services industry in general, are subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges, each of which have been charged with the protection of the financial markets and the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the Securities and Exchange Commission ("SEC"), Municipal Securities Rulemaking Board ("MSRB"), the National Association of Securities Dealers, Inc. ("NASD") and the NASD Regulation, Inc. ("NASDR").

         Additional legislation and regulations and changes in rules promulgated by the SEC or other U.S. Federal and state governmental regulatory authorities and self-regulatory organizations and by non-U.S. governments and governmental regulatory agencies may directly affect the manner of operation and profitability of ALWC.

         ALWC is a registered as broker-dealer with the SEC and as such is subject to regulation by the SEC and by self-regulatory organizations, such as the NASD and any securities exchanges of which it may become a member.

         ALWC is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, they are required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of the Company to withdraw capital from such broker-dealers.

         Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices, use of client funds and securities, and conduct of directors, officers, and employees. Broker-dealers are also subject to regulation by state securities administrators in those states where they do business. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders and the suspension or expulsion from the securities business of a firm, its officers, or employees. The SEC and the national securities exchanges emphasize in particular the need for supervision and control by broker-dealers of their employees.

           TRADEMARKS

           The Company is in the process of applying for a trademark for "TFCN."

         PATENTS

         The Company has no patents.

         EMPLOYEES

         The Company employs a full-time staff of approximately eight, and has made arrangements with independent contractors for various purposes, including the development of the Web portal site discussed above. The Company considers its relations with its employees to be satisfactory.

         ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases office space on the 21st Floor at 63 Wall Street, New York, New York at a current monthly rental of $11,200. This lease expires January 31, 2003. The Company also leases space at 258 Genesee Street, Suite 307, Utica, New York 13502 at a monthly rental of $900 a month.

         ITEM 3: LEGAL PROCEEDINGS

         The Company is a party to only one legal proceeding. Dwarf Holding, Inc. commenced an arbitration proceeding against the Company alleging that the Company breached the terms of a contract between the parties under which, Dwarf Holdings, Inc. claims that the Company was obligated to issue it freely tradeable shares. No specific amount of damages are alleged. The Company intends to vigorously defend this action.

         The subsidiary of the Company, Alexander, Wescott & Co., Inc. ("ALWC") is named as a defendant in three legal proceedings.

         Mellon Bank, F.S.B. v. Alexander, Wescott & Co., Inc., 98 Civ. 2650 (S.D.N.Y.) - This lawsuit alleges that ALWC was paid $326,000 more than it was owed in connection with acting as a placement agent in a private offering of securities. The plaintiff seeks damages of $326,000. This case has been settled, see below.

         Balmore Funds, S.A. v. NCT Audio, Inc., et al., 99 Civ. 281 (S.D.N.Y.)
- ALWC is a third party defendant in which the third party plaintiff alleges that ALWC committed fraud, made negligent misrepresentations, exercised deceptive trade practices, breached its fiduciary duty and breached its contractual obligations in connection with the private offering referred to above. NCT Audio claims that ALWC made representations and promises to Balmore Funds, S.A. that ALWC was not authorized to make. NCT Audio is seeking reimbursement for any amount that it might have to pay out as damages to Balmore Funds, S.A. Specific money damages are not specified, however, NCT has otherwise claimed $2.6 million as the amount that it paid Balmore Funds, S.A. in settlement of its claim. This case has been settled, see below.

         On March 17, 2000, the Court overseeing both the Mellon Bank and the Balmore Funds litigations signed a Stipulated Consent Order providing for the settlement of the litigations upon the payment of $65,000 by ALWC, upon which the litigations will be dismissed.

         Pedrazzi v. Bishop Rosen & Co., Inc., et al., Arb. No. 99-02175 (N.A.S.D.) - a customer of ALWC alleges churning, unauthorized trading and a failure to supervise by ALWC and its employees. The arbitration seeks $50,000 damages.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-market and reported on the NASD electronic bulletin board, under the symbol "FCNI". The following table sets forth the high and low bid prices of the Company's Common Stock as reported on the over-the-counter market for the periods indicated. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.



                                                     Bid Prices
            PERIOD                              HIGH             LOW
            -------                             ----             ----
            Calendar Year 1998                 $1.39            $0.44

            First Quarter                      $2.50            $0.75
             (January 1, 1999 to
              March 31, 1999)

            Second Quarter                     $7.25            $2.06
             (March 31, 1999 to
              June 30, 1999)

            Third Quarter                       4.75            $2.87
             (July 1, 1999 to
              September 30, 1999)




                                                     Bid Prices
            PERIOD                              HIGH             LOW
            -------                             ----             ----
            Fourth Quarter                     $3.37             $0.47
             (September 30, 1999 to
              December 31, 1999)

            First Quarter                      $1.44            $0.78
             (January 1, 2000 to
              March 20, 2000)



                  As of March 20, 2000, there were approximately 1,283 record holders of the Company's Common Stock.

         The Company has never paid any cash dividends on its Common Stock and has no present intention to do so. The Company intends to retain all of its earnings for use in its business.

         RECENT SALE OF UNREGISTERED SECURITIES.

         On February 16, 1999, Company's Board authorized the issuance of an option (the "Option") to purchase 15 million shares of Company common for a conversion price of $5,000, pursuant to Section 3(a)(11) and Section 4(2) of the Act. The Option was issued to Randy McNeice, Phillip Carstens, William Ross, Gary Gottesman, Jerry Naccatato and Terrence Dunne (the "Old Investors").

         On February 24, 1999, the Old Investors entered into an agreement to sell the option to David Weiss for $95,000, pursuant to Section 4(2) of the Act. On March 11th Mr. Weiss exercised the option and became owner of 15 million shares of Company common stock. On March 29, 1999, Mr. Weiss contributed 13.5 million shares of common stock back to the Company in order to allow it to purchase Alexander, Wescott & Co., Inc.

         On February 26, 1999, the Company entered into a private placement agreement in which the Company issued 4,347,826 shares of common stock at a price of $.23 per share, pursuant to Rule 504.

         On March 18, 1999, the Company issued 211,498 shares of common stock in exchange for professional services rendered in connection with the provision of legal services by Neil Liebman, Esq., pursuant to Section 4(2). Those shares were valued at $0.23 per share which was the price per share as offered in the private placement in connection with which he rendered legal services.

         On July 12, 1999 the Company made an offering, under Rule 506 of Regulation D, of 6% convertible preferred stock that is convertible into common stock of the Company at a 25% discount to the market price. The offering was for a minimum of $1,000,000 and a maximum of $10,000,000. The Company raised $1,280,000.

         On June 30, 1999, the Company issued 200,000 shares of common stock to Dwarf Holdings, Inc. in connection with a consulting agreement, pursuant to
Section 4(2). Dwarf Holdings, Inc. provided services in connection with the development of the Company's Internet portal. The number of shares was determined by the consultant's fee. The shares were valued using the closing market price of the Company's stock on the dates that the services were rendered, and for the services to be rendered, the valuation was based on the closing market price on the date of issuance, less a 10% discount due to lack of marketability. As of September 30, 1999, the Company has charged to operations approximately $625,000 under these terminated agreements.

         On February 15, 2000, the Company began a private placement of a maximum of $1,000,000 pursuant to Rule 506 of Regulation D, in which the Company issued shares of common stock at $0.50 a share to accredited investors. As of March 29, 2000, 1,360,000 shares had been issued. The offering will remain open until April 30, 2000.


         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS

         The following discussion gives effect to Alexander Wescott & Co., Inc. ("ALWC") being treated as the accounting acquirer in a reverse acquisition. In March 1999, ALWC acquired The Financial Commerce Network, Inc. ("TFCN") in an exchange of shares. Accordingly, the results of operations include ALWC only through the date of the reverse acquisition and the consolidated results of ALWC and TFCN thereafter.

         YEARS ENDED DECEMBER 31, 1999 AND 1998

         NET LOSSES

         For the years ended December 31, 1999 and 1998, the Company incurred a net loss of $31,429,367 and $85,331, respectively. Explanations of these results are set forth below.

         REVENUE

         For the year ended December 31, 1999, the Company recorded revenue of $1,668,122 as compared to $7,117,676 for the year ended December 31, 1998.

         During the year ended December 31, 1999, ALWC's trading and commission revenue was $979,536 and revenue from investment banking was $650,320. During the year ended December 31, 1998, ALWC's trading and commission revenue was $3,578,861 and revenue from investment banking was $3,502,903.

         The decline in revenues in 1999 and resulting losses were anticipated when the decision was made to refocus the Company's business plan and to develop the Internet portal in late 1998.

         During the latter half of 1998, ALWC decided to extricate itself from the retail brokerage business. It sold one of its branch offices to another registered broker dealer and closed two other offices. The sale of the branch office was in consideration for the buyer's assumption of certain lease obligation and for a percentage of the trading commissions generated by the office for one year. The buyer never made any payments. The Company ceased to do any retail business at December 31, 1998.

         Early in 1999,it was decided that ALWC should no longer continue proprietary trading. This had been profitable in the past and accounted for nearly one third of total revenues but placed ALWC's capital at risk.

         Lastly, management recognized that the Company would have to devote a substantial amount of time to launch the new Internet portal and to build a new managerial team with the requisite technical expertise and experience to ensure a successful outcome. This had the effect of reducing revenues from investment banking activities significantly. This has largely been completed and the Company has returned to rebuilding its business and client base. The Company will primarily concentrate on execution services for its clients, private placements and third market executions for other broker dealers.

         EXPENSES

         On March 29, 1999, ALWC was acquired by the Company from Alexander, Wescott Holdings, Inc. This acquisition had a profound but temporary effect on the Company's operating results as explained above and included substantial accruals which are reflected in the December 31, 1999 balance sheet as a result of the acquisition of ALWC.

         GENERAL AND ADMINISTRATIVE

         General and administrative costs consist primarily of employee compensation and benefits and occupancy costs. Significant costs are attributed to the Company becoming a reporting public company. This status will increase audit and legal costs significantly. In relation to the Company becoming a public company, the cost of corporate relations will also increase as quarterly reports and other investor information is required. The Company anticipates that its General and Administrative costs (as a percentage of costs) will decline as the Company's operations expand.

         General and administrative expenses increased to $33,040,489 for the year ended December 31, 1999 compared to $7,260,007 for the year ended December 31, 1998, an increase which was attributable to the issuance of stock options with an exercise price below the market price.

         LIQUIDITY AND CAPITAL RESOURCES

         YEARS ENDED DECEMBER 31, 1999 AND 1998

         During the year ended December 31, 1999, the Company used cash for operating activities of approximately $2,623,000 compared to the year ended December 31, 1998 of approximately $469,000. Cash used for operations for the year ended December 31, 1999 resulted from the Company's net loss of approximately $31,429,000, of which approximately $27,902,000 was a non-cash loss, partially offset by an increase in accounts payable and accrued expenses and deferred as compensation. During the year ended December 31, 1998 the Company used cash for operations of approximately $469,000. Cash used for operations for the 1998 year resulted from the Company's net loss of approximately $85,000, increases in investments owned of approximately $244,000, decreases in securities sold, not yet purchased, of approximately $115,000 and commissions payable of $165,000 partially offset by increases in accounts payable and accrued expenses of $156,000 and amounts due the clearing broker of $108,000.

         During the year ended December 31, 1999 the Company generated cash flow from investing activities of approximately $751,000 through the cash it acquired as a part of an acquisition.

         During the year ended December 31, 1999 the Company generated cash from financing activities of approximately $1,803,000 compared to approximately $331,000 for the year ended December 31, 1998. The cash generated during the year ended December 31, 1999 was attributable to the sales of preferred stock and advances from affiliates and stockholders. The cash provided during the year ended December 31, 1998 was attributable to capital contributions reduced by advances to affiliates.

         At December 31, 1999, the Company had current assets of $1,280,690 and current liabilities of $1,594,303.

         At December 31, 1999 accounts payable and accrued expenses include accounts payable of $493,000, payroll and related liabilities of $47,000, accrued expenses of $155,000, Directors' fees payable of $232,000 and an accrued legal settlement of $65,000. These amounts include the assumption of approximately $196,000 as part of the acquisition.

         During the third quarter of 1999 the Company issued 128,000 shares of its $10, 6% convertible preferred stock and received net proceeds of $1,202,000.

         On February 15, 2000, the Company began a private placement of a maximum of

$1,000,000 pursuant to Rule 506 of Regulation D, in which the Company issued shares of common stock at $0.50 a share to accredited investors. As of March 29, 2000, 1,360,000 shares had been issued for $680,000. The offering will remain open until April 30, 2000.

         In addition, implementation of the Company's business plan requires capital resources greater than those currently available to the Company. The Company may determine, depending on the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. There can be no assurance that additional equity financing will be available. If neither additional debt or equity financing is available, the Company might seek loans. In addition, the Company might seek some sort of strategic alliance with another company that would provide equity to the Company.

         To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance would result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of, and interest on, any such indebtedness.

         INFLATION

         The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has been negligible.

         SEASONALITY

         The Company does not deem its revenues to be seasonal and any effect would be immaterial.


           ITEM 7. FINANCIAL STATEMENTS

         The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Rothstein, Kass & Company, P.C. was engaged as the Company's principal accountant to audit the Company's financial statements for the fiscal year ended December 31, 1998 and December 31, 1999. The Company has had no disagreements with its accountants.

                                    PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below are the names of all directors and executive officers of the Company along with certain information relating to the business experience of each of the listed officers.



              NAME                  AGE                POSITION
         ---------------           ----             -------------------------------------
           Richard Bach             47              Chief Executive Officer and Chairman

           Ara Proudian             29              President and Director

           Jim Mullen               39              Secretary and Director

           Laurence Lentchner       57              Director



         Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors subject to any contracts of employment.

         Richard Hans Bach: Mr. Bach is the Chairman of the Board of Directors and Chief Executive Officer of the Company. He was previously the Chairman of Alexander, Wescott Holdings, Inc., which was the parent of ALWC. Before he joined Alexander Wescott Holdings Co., Inc., Mr. Bach was president of Traubner, Bach & Co., a registered broker-dealer specializing in "third-market" and institutional executions. Mr. Bach also served as president of Investors Financial Services, which was a registered commodities dealer.

         Jim Mullen: Mr. Mullen is the Secretary of the Company and a Member of the Board of Directors. He is also manager of the Investment Banking Division of ALWC. Prior to joining ALWC in 1996, Mr. MUllen was the Foreign Operations Supervisor for the Harvard Management Company, which is responsible for Harvard University's Endowment Fund.

         Laurence H. Lentchner: Dr. Lentchner is a Member of the Board of Directors of the Company. He has been a practicing psychologist in northern New Jersey for thirty years. He often consults in the area of business psychology. He has a Doctor of Philosophy from New York University.

         Ara Proudian: Mr. Proudian is head of over-the-counter trading at ALWC. Prior to 1996, Mr. Proudian was a co-founder and owner of Investor's Depot, a registered broker-dealer specializing in fixed income securities. Prior to that Mr. Proudian was a proprietary trader with Alltech Securities, an New York Stock Exchange member firm.

           SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Pursuant to Section 16 of the Exchange Act, the Company's Directors and Executive Officers and Beneficial Owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended December 31,

         ITEM 10. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company by the Company's Chief Executive Officer. No other executive officer of the Company received total compensation in excess of $100,000 during the last three years.



                          ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                        ----------------------                    ----------------------
                                                            PAYOUTS        AWARDS
  (a)               (b)              (c)           (d)         (e)          (f)               (g)          (h)          (i)
                                                                                                          Long-
                                                                                                          term
                                                              Other      Restrict-                        incen-
Name                                                          Annual     ed                               tive        All
and                                                           Compen-    Stock              Options/      Plan        Other
Principal                                                     sation     Award(s)           SARs          Payouts     Com-
Position            Year           Salary ($)    Bonus ($)    ($)        ($)                (#)           ($)         pensation(1)
---------           ----           ----------    ---------    -------    ----------         ----------    ------------------------
Richard Bach,       1999           $250,000(2)   $0           $0                  0         10,000,000          0         5,825
Chief Executive     1998           $0(3)         $0            0          1,715,350(4)               0          0         5,825
Officer and         1997           $0(3)         $0            0                  0                  0          0         5,825
Chairman of the
Board of Directors

Carl Walston, (6)   1999           $175,000(2)   $0            0                  0                  0          0        5,825
Former President    1998           $175,000(2)   $0            0                  0            182,230(4)       0        5,825
and Director        1997           $120,000(2)   $0            0                  0                  0          0        5,825

Todd Nesbit (6)     1999(5)        $150,000      $0            0                  0                  0          0          0
Chief Operations
Officer

Brian Kelly (6)     1999(5)        $140,000      $0            0                  0                  0          0         0
Chief Information



  Officer

  Ara Proudian,            1999      $150,000(2)       $  0           0          0       1,500,000      0       5,825
  President and Director   1998          $0(3)         $  0           0          0               0      0       5,825
                           1997          $0(3)         $  0           0          0               0      0       5,825


  --------------------------------

(1)  Constitutes payment of insurance benefits.

(2) Both Mr. Bach and Mr. Proudian are paid by Alexander, Wescott & Co., Inc., the wholly owned subsidiary of the Company. Mr. Walston, prior to his retirement, was also paid by Alexander, Wescott & Co., Inc.

(3) Mr. Bach and Mr. Proudian were paid no salary in 1997 and 1998 because they acted as traders for Alexander, Wescott & Co., Inc. and were paid commissions from the customers of Alexander, Wescott & Co., Inc. on whose behalf they traded.

(4) Mr. Bach was given a bonus in 1997 of 343,070 shares of Alexander, Wescott Holdings, Inc, which had a value of $1,715,350. Mr. Walston was given a stock bonus in 1997 of 36,446 shares of Alexander, Wescott Holdings, Inc., which had a value of $182,230. All of these shares were exchanged for shares of the Company in connection with a self tender offer made by Alexander, Wescott Holdings, Inc. to its shareholders.

(5) Neither Mr. Nisbet nor Mr. Kelly were officers of the Company at the end of the last fiscal year.

(6) Carl Walston retired effective November 30, 1999. Todd Nisbit and Brian Kelly resigned from the Company effective November 4, 1999 and November 30, 1999, respectively.

  OPTION/SAR GRANTS IN LAST FISCAL YEAR





                            NUMBER OF         PERCENT OF TOTAL
                           SECURITIES         OPTIONS/SARS
                           UNDERLYING             GRANTED              EXERCISE
  Name of                 OPTIONS/SARS        TO EMPLOYEES             OR BASE         EXPIRATION
  Individual                 GRANTED          IN FISCAL YEAR       PRICE($/SHARE)         DATE
  Richard H. Bach          10,000,000               75%                 $0.875          AUGUST 17,
                                                                                           2004
  Ava Proudian              1,500,000               11%                 $0.875          August 17,
                                                                                           2004


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES



                                                         NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED              IN-THE-MONEY
                        SHARES                               OPTIONS/SARS                   OPTIONS/SARS
NAME OF              ACQUIRED ON         VALUE          AT FISCAL YEAR END (#)         AT FISCAL YEAR END ($)
INDIVIDUAL           EXERCISE (#)     REALIZED ($)     EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
------------------ ---------------  ---------------  ---------------------------------------------------------------
NONE




COMPENSATION OF DIRECTORS

             The Company accrued directors fees of $100,000 (75,000 of which is payable to employees), during the year ended December 31, 1999. In addition, each Director is entitled to receive reimbursement for travel expenses for attendance at meetings of the Board.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date of this filing, the number of shares of the Company's outstanding Common Stock, $.001 par value, beneficially owned (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) by each director of the Company, by each named executive officer of the Company, by each beneficial owner of more than 5% of the Company's Common Stock and by all of the Company's officers and directors as a group.



NAME AND ADDRESS                             AMOUNT AND NATURE OF             PERCENTAGE
OF BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP (1)          OF CLASS (2)
-------------------                        ------------------------          ------------
Richard Bach                                       19,545,676                   57.8%
1039 Robinson Road
Mohawk, New York 13407

Laurence Lentchner                                   500,000                     1.48%
68 Mattison Roa
Branchville, New Jersey
07826

Ara Proudian                                       1,988,671                     5.88%
c/o Alexander, Wescott &
Co., Inc.
63 Wall Street
New York, New York 10005



Name and Address                             Amount and Nature of             Percentage
OF BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP (1)          OF CLASS (2)
-------------------                        ------------------------          ------------

James F. Mullen                                 122,275                           *
114 Proctor Blvd.
Utica, New York 13501

All officers and directors as a               22,156,622                        65.56%


group


* denotes less than 1%.

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the person indicated.

(2) Based on 20,935,126 shares outstanding as of March 30, 2000 and 11,500,000 options to purchase shares. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are convertible or exercisable within sixty (60) days of the date hereof (pursuant to Rule 13d-3 under the Securities Exchange Act of 1934) have been converted or exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has no related party transactions.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


                      (a)     Exhibits

EXHIBIT NO.       Description

         3.1 Articles of Incorporation of The Financial Commerce Network, Inc., f/k/a Intrex.com, Inc. and Amended Articles (1)

         3.2 By-laws of The Financial Commerce Network, Inc., f/k/a Intrex.com, Inc. (1)

         4 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of The Financial Commerce Network, Inc., f/k/a Intrex.com, Inc. (1)

         10       Material Contracts Spear Leeds & Kellogg Clearing
                  Agreement(1)

                     1st Southwest Clearing Clearing Agreement *
                     Unit Purchase Agreement Naturalist.com
                     KLAD Agreement (1)

         21       Subsidiaries of the Registrant *

         23       Consents *

         27       Financial Data Schedule *


(1) Incorporated by reference from the Form 10-SB filed by the company on November 5, 1999 and amended on January 7 and February 15, 2000.

*        Filed herewith.

         (b) Reports on Form 8-K.

         There were no Reports on Form 8-K filed by the Company during fiscal year ended December 31, 1999.

               THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 1999 AND 1998

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



CONTENTS


================================================================================


INDEPENDENT AUDITORS' REPORT                                         F-1

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheet                                      F-2
     Consolidated Statements of Operations                           F-3
     Consolidated Statements of Stockholders' Equity (Deficit)       F-4
     Consolidated Statements of Cash Flows                           F-5
     Notes to Consolidated Financial Statements                      F-6 - F-17

INDEPENDENT AUDITORS' REPORT

Board of Directors
The Financial Commerce Network, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of The Financial Commerce Network, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Financial Commerce Network, Inc. and Subsidiary as of December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                       /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 16, 2000

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



CONSOLIDATED BALANCE SHEET


================================================================================


DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                  $          23,004
Marketable securities owned, at market                                               386,103
Other securities owned, at fair value                                                 71,040
Due from affiliates                                                                   22,724
Other current assets                                                                 777,819
                                                                           ------------------

Total current assets                                                               1,280,690

OFFICE EQUIPMENT, net of accumulated depreciation of $5,415                           14,442

                                                                           ------------------

                                                                           $       1,295,132
                                                                           ==================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                                      $         990,815
Commissions payable                                                                   26,317
Bank loan payable, current portion                                                    27,421
Deferred compensation                                                                290,750
Due to stockholders                                                                  259,000
                                                                          -------------------

Total current liabilities                                                          1,594,303

                                                                           ------------------

LONG-TERM LIABILITIES

Bank loan payable, less current portion                                               37,100
Deferred compensation                                                                290,750
Due to affiliates                                                                    221,600
Due to stockholders                                                                  209,000
                                                                           ------------------
Total long-term liabilities                                                          758,450
                                                                           ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, authorized 50,000,000 shares,
  issued and outstanding 20,935,126 shares                                            20,935
Convertible preferred stock, $.001 par value, authorized 10,000,000
  shares, 128,000 issued, 70,000 outstanding                                              70
Treasury stock, 98,750 shares, at cost                                               (27,138)
Additional paid-in capital                                                        30,305,711
Accumulated deficit                                                              (31,357,199)
                                                                           ------------------
                                                                                  (1,057,621)

                                                                                  (1,057,621)
                                                                           ------------------

                                                                           $       1,295,132

                                                                           ==================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



CONSOLIDATED STATEMENTS OF OPERATIONS


================================================================================


YEARS ENDED DECEMBER 31,                                                                        1999                  1998
-----------------------------------------------------------------------------------------------------------------------------------


REVENUES

Trading and commissions                                                                  $         979,536    $       3,578,861
Investment banking                                                                                 650,320            3,502,903
Interest                                                                                            38,266               10,912
Other                                                                                                                    25,000
                                                                                     -------------------------------------------

                                                                                                 1,668,122            7,117,676
                                                                                     -------------------------------------------

EXPENSES

Employee compensation
 and benefits                                                                                    2,582,625            4,716,421
Clearance                                                                                          665,881              971,524
Occupancy                                                                                          197,954              280,277
Communications                                                                                     339,335              263,628
Insurance                                                                                           91,679              131,160
Stock option and warrant compensation                                                           26,783,765
Other                                                                                            2,379,250              896,997
                                                                                     -------------------------------------------
                                                                                                33,040,489            7,260,007
                                                                                     -------------------------------------------

LOSS BEFORE INCOME TAXES                                                                       (31,372,367)            (142,331)

INCOME TAXES                                                                                        57,000              (57,000)
                                                                                     -------------------------------------------

NET LOSS                                                                                       (31,429,367)             (85,331)

PREFERRED STOCK DIVIDENDS                                                                         (119,583)

                                                                                     -------------------------------------------

NET LOSS APPLICABLE
  TO COMMON SHARES                                                                       $     (31,548,950)   $         (85,331)
                                                                                     ==============================================

BASIC AND DILUTED LOSS
  PER COMMON SHARE                                                                       $           (1.68)   $           (0.01)
                                                                                     ==============================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES USED IN
  COMPUTING BASIC AND DILUTED
  LOSS PER COMMON SHARE                                                                         18,751,986           13,500,000
                                                                                     ==============================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

================================================================================
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                     COMMON STOCK                   PREFERRED STOCK
                                                               SHARES           AMOUNT           SHARES      AMOUNT

BALANCES, January 1, 1998                                     13,500,000 $         13,500 $             -  $             -

CAPITAL CONTRIBUTIONS

NET LOSS

                                                          -----------------------------------------------------------------

BALANCES, December 31, 1998                                   13,500,000           13,500

ACQUISITION OF TFCN AND OTHER                                  6,681,826            6,682


ASSUMPTION OF LIABILITIES RELATED TO ACQUISITION


ISSUANCE OF COMMON STOCK FOR SERVICES                            460,000              460


ISSUANCE OF PREFERRED STOCK                                                                       128,000              128

CONVERSION OF PREFERRED STOCK TO COMMON STOCK                    293,300              293         (58,000)             (58)

PREFERRED STOCK DIVIDEND

COMMON STOCK TO BE ISSUED FOR
  SERVICES, (54,500 shares)

ISSUANCE OF STOCK OPTIONS AND WARRANTS

RECLASSIFICATION TO TREASURY STOCK, 98,750 shares

NET LOSS

                                                          -----------------------------------------------------------------
BALANCES, December31, 1999                                    20,935,126 $         20,935          70,000 $             70
                                                          =================================================================



                                                                          RETAINED
                                                        ADDITIONAL         EARNINGS
                                                          PAID-IN         (ACCUMULATED        TREASURY
                                                         CAPITAL           DEFICIT)           STOCK

BALANCES, January 1, 1998                            $        349,393      $    277,082       $    -

CAPITAL CONTRIBUTIONS                                         535,000

NET LOSS                                                                        (85,331)

                                                     ----------------------------------------------------

BALANCES, December 31, 1998                                   884,393           191,751

ACQUISITION OF TFCN AND OTHER                                 658,318


ASSUMPTION OF LIABILITIES RELATED TO ACQUISITION             (572,230)


ISSUANCE OF COMMON STOCK FOR SERVICES                       1,111,415


ISSUANCE OF PREFERRED STOCK                                 1,201,872

CONVERSION OF PREFERRED STOCK TO COMMON STOCK                    (235)

PREFERRED STOCK DIVIDEND                                      119,583          (119,583)

COMMON STOCK TO BE ISSUED FOR
  SERVICES, (54,500 shares)                                   105,094

ISSUANCE OF COMMON STOCK OPTIONS                           26,797,501

ACQUISITION OF TREASURY STOCK, 98,750 shares                                                     (27,138)

NET LOSS                                                                    (31,429,367)

                                                     ----------------------------------------------------
BALANCES, December 31, 1999                          $     30,305,711 $     (31,357,199)$        (27,138)
                                                     ====================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



CONSOLIDATED STATEMENTS OF CASH FLOWS


================================================================================



YEARS ENDED DECEMBER 31,                                                                         1999                1998
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                 $      (31,429,367)   $        (85,331)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Deferred income taxes                                                                              57,000             (57,000)
  Stock option and warrant compensation                                                          26,783,765
  Common stock issued for services                                                                  756,813
  Depreciation                                                                                        2,737               2,678
  Changes in operating assets and liabilities:
    Marketable securities owned, at market                                                          344,035            (299,367)
    Other securities owned, at fair value                                                           218,840              54,972
    Other current assets                                                                            124,939             (62,883)
    Other assets                                                                                     25,100              (6,100)
    Equity securities sold, not yet purchased                                                       (32,425)           (115,250)
    Accounts payable and accrued expenses                                                           460,718             156,100
    Commissions payable                                                                            (113,758)           (164,937)
    Due to clearing broker                                                                         (108,419)            108,419
    Deferred compensation                                                                           287,500                   -
                                                                                         ---------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                            (2,622,522)           (468,699)
                                                                                         ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of office equipment                                                                    (3,790)
    Cash acquired in acquisition                                                                    755,000
                                                                                         ---------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                           751,210
                                                                                         ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sales of preferred stock                                                                      1,202,000
    Acquisition of treasury stock                                                                   (27,138)
    Repayments to affiliates                                                                        177,996            (204,369)
    Payments on bank loan                                                                           (17,501)
    Advances from stockholders                                                                      468,000
    Capital contributions                                                                                -              535,000
                                                                                         ---------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         1,803,357             330,631
                                                                                         ---------------------------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (67,955)           (138,068)

CASH AND CASH EQUIVALENTS, beginning of year                                                         90,959             229,027
                                                                                         ---------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                                   $           23,004    $         90,959
                                                                                         =======================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

====================================================================================================================================
1.          NATURE OF BUSINESS                 The Financial  Commerce Network,  Inc. (TFCN) was incorporated in the State of
                                               Washington  in July  1969  for the  purpose  of  acquiring  other  corporations.
                                               Alexander,  Wescott & Co., Inc. (ALWC), is a broker-dealer registered with the
                                               Securities and Exchange  Commission (SEC) and an introducing  broker  registered with the Commodity Futures Trading Commission  (CFTC).  ALWC is also a member of the National  Association of Securities  Dealers,  Inc.  (NASD) and the National
                                               Futures  Association  (NFA).  ALWC's operations consist primarily of engaging in principal transactions and providing investment banking services.


2.          SUMMARY OF SIGNIFICANT
             ACCOUNTING POLICIES               NAME CHANGES

                                               On May 13, 1999 the Company changed its name from Intrex to Intrex.com.
                                               On September 8, 1999 the Company changed its name to The Financial
                                               Commerce Network, Inc.

                                               PRINCIPLES OF CONSOLIDATION

                                               The consolidated financial statements include the accounts of
                                               TFCN and its wholly-owned subsidiary, ALWC (collectively the
                                               Company). All significant intercompany transactions and
                                               balances have been eliminated in consolidation.

                                               ACQUISITION

                                               Effective March 29, 1999, Alexander, Wescott Holdings, Inc.
                                               (Holdings), the parent company of ALWC entered into an
                                               agreement with TFCN. The agreement provided for TFCN to issue
                                               13,500,000 shares of its common stock and assume liabilities of approximately $572,000, in exchange for all of Holdings'
                                               outstanding shares of ALWC in a transaction accounted for as a reverse purchase acquisition. As a result, ALWC is considered, for accounting purposes, to be the acquiring company since the stockholders of ALWC acquired more than 50% of the issued and outstanding stock of TFCN. The accompanying consolidated financial statements give effect to this reverse acquisition.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


====================================================================================================================================
2.          SUMMARY OF SIGNIFICANT
             ACCOUNTING POLICIES
             (CONTINUED)                       CASH AND CASH EQUIVALENTS

                                               The Company considers money market accounts to be cash equivalents.

                                               OFFICE EQUIPMENT

                                               Office equipment is stated at cost less accumulated
                                               depreciation. The Company provides for depreciation using the straight-line method over an estimated useful life of 6 years.

                                               SECURITIES TRANSACTIONS

                                               Securities transactions and the related revenues and expenses are recorded on the trade-date basis.

                                               INVESTMENT BANKING REVENUES

                                               Investment banking revenues are recorded in accordance with the terms of the investment banking agreements.

                                               MARKETABLE  SECURITIES OWNED, AT MARKET AND MARKETABLE  SECURITIES SOLD, NOT YET
                                               PURCHASED, AT MARKET

                                               Marketable securities owned and marketable securities sold, not yet purchased consist of equity securities and money market funds that are valued at market.

                                               OTHER SECURITIES OWNED, AT FAIR VALUE

                                               Other securities owned, at fair value consist of restricted equity securities and warrants received in connection with investment banking services, that are recorded at fair value which is determined by Management.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


====================================================================================================================================
2.          SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES
             (CONTINUED)                       INCOME (LOSS) PER COMMON SHARE

                                               The Company complies with Statement of Financial Accounting
                                               Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128
                                               requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share
                                               excludes dilution and is computed by dividing income (loss)
                                               available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if
                                               securities or other contracts to issue common stock were
                                               exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted income (loss) per common share were the same for 1999 and 1998 because of the Company's losses.
                                               Unexercised stock options and warrants to purchase 12,962,500 shares of the Company's common stock  and shares issuable upon the conversion of the preferred stock at December 31, 1999 were not included in the computations of diluted income (loss) per common share because their effect would have been antidilutive as a result of the Company's losses.

                                               INCOME TAXES

                                               The Company complies with Statement of Financial Accounting Standards
                                               No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                                               USE OF ESTIMATES

                                               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


====================================================================================================================================
3.          LIQUIDITY                          During 1999, the Company sustained a loss from operations of approximately $3,889,000, exclusive of charges for stock based compensation of approximately $27,540,000. This loss resulted primarily from the Company establishing itself as a reporting public company, developing its Internet portal, and building its infrastructure. In order to effectuate the foregoing, key revenue producers employed by ALWC were heavily involved and were, therefore, limited in the time they were able to devote to generating revenues during the year. Toward the end of 1999, having completed establishing itself as a public company, the Company began addressing its operations and substantially reduced costs through staff reductions and office consolidations. Finally, during February and March 2000, the Company raised approximately
                                               $680,000 through a private placement (SEE NOTE 18).

4.          NET CAPITAL REQUIREMENT            ALWC,  as a member of the NASD,  is subject to the SEC Uniform Net Capital  Rule
                                               15c3-1.  This Rule requires the  maintenance of minimum net capital and that the ratio of  aggregate  indebtedness  to net  capital,  both as defined,  shall not exceed 15 to 1 and that equity  capital may not be withdrawn,  or cash dividends paid,  if the  resulting  net capital  ratio would  exceed 10 to 1. ALWC is also subject to the CFTC's  minimum  financial  requirements  which require that ALWC maintain  net  capital,  as defined,  equal to the  greater of its  requirements under  Regulation  1.17 under the  Commodity  Exchange  Act or Rule  15c3-1.  At
                                               December  31, 1999,  ALWC's net capital was  approximately  $161,000,  which was approximately  $61,000 in excess of its  minimum  requirement  of  $100,000.  At various  times  during the year ended  December  31,  1999,  the  Company was in violation of its minimum net capital  requirement.  These violations were caused by an error in the  computation  of minimum  net capital and were cured in early
                                               July as soon as ALWC became aware of the error.

5.          OTHER CURRENT ASSETS               Other current assets consist of the following at December 31, 1999:





                                               Prepaid consulting                                             $ 473,892
                                               Receivable from clearing broker                                  211,663
                                               Advances against commissions                                      45,557
                                               Other receivables                                                196,475
                                               Promissory note                                                   52,358
                                               Allowance                                                       (202,126)
                                                                                                     -------------------
                                                                                                              $ 777,819
                                                                                                     ===================

                                               The promissory note from a former employee of approximately $52,000, plus interest at 9% per annum, was due on or before December 31, 1999.
                                               This amount has been fully reserved for in the accompanying consolidated financial statements.

                                               On December 31, 1998, ALWC sold its Mineola, New York retail business for $25,000. At December 31, 1999, $25,000 is included in other assets as a receivable from the buyer from the initial sale. As part of the sale agreement, the Company was entitled to 8% of certain of the commissions earned by the buyer. The commissions amounted to approximately $78,000 for the year ended December 31, 1999. These commissions and the receivable have been fully reserved for as of
                                               December 31, 1999.

                                               ALWC has also reserved approximately $47,000 of the receivables from customers and former employees as of December 31, 1999.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


====================================================================================================================================
6.          ACCOUNTS PAYABLE AND
            ACCRUED EXPENSES                   Accounts  payable and accrued  expenses consist of the following at December 31,
                                               1999.

                                               Accounts payable                                                        $ 492,732
                                               Directors fees                                                            232,000
                                               Other accrued expenses                                                    154,505
                                               Accrued settlement                                                         65,000
                                               Payroll and related                                                        46,578
                                                                                                              -------------------

                                                                                                                       $ 990,815
                                                                                                              ===================


7.          BANK LOAN PAYABLE                  The bank loan is a variable rate  Commercial  Promissory  Note, with an interest rate of 2% over the Wall  Street  Journal  Prime  Rate  (8.5%  at  December  31,
                                               1999).  The loan is repayable in 60 monthly  payments of principal  and interest through  October 2002.  The loan is  collateralized  by certain of the Company's assets and is guaranteed by one of the officers of the Company.

                                               Future minimum payments are as follows:

                                                       YEAR ENDING DECEMBER 31,
                                                                2000                                                     $ 27,421
                                                                2001                                                       29,868
                                                                2002                                                        7,232
                                                                                                                ------------------

                                                                                                                         $ 64,521

                                                                                                                ===================


8.        DUE TO STOCKHOLDERS,
             AFFILIATES AND DEFERRED
             COMPENSATION                      The amounts due to stockholders are non-interest bearing loans, of which
                                               $259,000 is expected to be repaid during the year ended December 31,
                                               2000. The repayment of the remaining $209,000 due to stockholders,
                                               $221,600 due to affiliates and $290,750 of deferred compensation is expected to be repaid subsequent to December 31, 2000.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


====================================================================================================================================
9.          STOCKHOLDERS' EQUITY (DEFICIT)     The historical stockholder's equity of ALWC (the accounting acquirer) consisted of 100 shares (retroactively restated to 13,500,000 shares to reflect the number of shares received in the business combination). In March 1999, ALWC acquired TFCN (reverse acquisition) in an exchange of shares.

                                               On May 13, 1999, the Company reincorporated in the State of Nevada and is now authorized to issue a total of 60,000,000 shares consisting of
                                               10,000,000 shares of preferred stock with a par value of $.001 and
                                               50,000,000 shares of common stock with a par value of $.001.

                                               In June 1999, the Company issued 200,000 restricted shares of common stock to a vendor for services rendered and to be rendered to the
                                               Company. The vender was to identify, engage and manage a web solutions vendor with responsibility for designing a web-site, provide a spokesperson for media engagements, recruit and hire certain officers for the Company as well as assist in certain financing activities. These shares were valued using the closing market price of the Company's stock on the dates that the services were rendered, and for the services to be rendered, the valuation was based on the closing market price on the date of issuance, less a 10% discount due to lack of marketability. As of December 31, 1999, the Company has expensed approximately $625,000 under these terminated agreements.

                                               During the third quarter of 1999, the Company issued 128,000 shares of its $10, 6%, convertible preferred stock and received proceeds of
                                               $1,202,000, net of expenses of $78,000. In accordance with this private placement, the preferred stock is convertible into common shares of TFCN, as prescribed in the agreement. The shares are convertible at a 25%
                                               discount from market. Accordingly, approximately $120,000 has been recorded as a preferred stock dividend to account for this beneficial conversion feature. During 1999, 58,000 shares of preferred stock have been converted to common stock of the Company.

                                               During the year ended December 31, 1999, the Company granted options to purchase 13,300,000 shares of common stock with exercise prices ranging from $.875 to $2.625 to certain officers, directors and employees of the
                                               Company. Certain of the options vest immediately and the remainder vest over a two-year period and expire in five years. Based on the underlying price of the securities on the date of grant, approximately $26,633,000 was charged to operations during the year ended December 31, 1999.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


====================================================================================================================================
9.          STOCKHOLDERS' EQUITY (DEFICIT)
              (CONTINUED)                      During the year ended December 31, 1999, the Company  authorized the issuance of
                                               1,500,000  warrants to purchase the Company's  common stock at an exercise price of $.875 to various  vendors and  consultants  for  services  rendered and to be rendered to the Company.  Included  in prepaid  consulting  is  approximately
                                               $14,000 at December 31, 1999 related to these  warrants.  For the year ended
                                               December 31, 1999,  the Company  charged  approximately  $151,000 to operations.
                                               These  warrants have vesting  terms  ranging from  immediate to one year.


10.          COMMON STOCK WARRANTS
             AND OPTIONS                       The following table summarizes common stock warrant activity:

                                                                                                                     WEIGHTED
                                                                                                                      AVERAGE
                                                                                   NUMBER OF        RANGE OF         EXERCISE
                                                                                 EXERCISABLE        EXERCISE           PRICE
                                                                                    SHARES           PRICES         PER SHARE
                                               Warrants outstanding
                                                at December 31, 1998                                    $      -         $      -
                                                                                              -

                                               Granted                                1,500,000        $   0.875        $   0.875
                                                                               ---------------------------------------------------

                                               Warrants outstanding
                                                at  December 31, 1999                 1,500,000        $   0.875        $   0.875
                                                                               ====================================================



                                               As of December 31, 1999, approximately 1,375,000 of the outstanding common stock warrants were vested.

                                               The Company has issued common stock options to various employees with vesting terms and exercise prices determined by management or the Board of Directors (SEE NOTE 9).

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


====================================================================================================================================
    10.      COMMON STOCK WARRANTS
             AND OPTIONS (CONTINUED)           The following table summarizes common stock option activity:

                                                                                                                     WEIGHTED
                                                                                                                      AVERAGE
                                                                                                    RANGE OF         EXERCISE
                                                                                  NUMBER OF         EXERCISE           PRICE
                                                                                    SHARES           PRICES         PER SHARE

                                               Options outstanding at
                                                December 31, 1998                             -  $      -          $     -


                                               Granted                               13,300,000  $.875-$2.625      $   0.888
                                               Cancelled                                412,500  $      0.875      $   0.875

                                                                               ---------------------------------------------------

                                               Options outstanding at
                                                December 31, 1999                    12,887,500  $.875-$2.625      $   0.888
                                                                               ===================================================



                                               The following table summarizes information regarding stock options outstanding at
                                               December 31, 1999:

                                                          OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE

                                          ----------------------------------------------------  -----------------------------------
                                              NUMBER           WEIGHTED          WEIGHTED            NUMBER
                                            OUTSTANDING         AVERAGE           AVERAGE         EXERCISABLE         WEIGHTED
                         RANGE OF              AT            REMAINING           EXERCISE             AT              AVERAGE
                          EXERCISE           DECEMBER 31,     CONTRACTUAL        PRICE PER        DECEMBER 31,        EXERCISE
                          PRICES              1999             LIFE IN            SHARE              1999              PRICE
                                                                YEARS
                      -----------------   ---------------   ---------------   ----------------  -----------------  ----------------

                              $  0.875        12,787,500         4.81            $0.875              11,587,500          $ 0.875
                              $  2.625           100,000         4.79            $2.625

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


====================================================================================================================================

    10.      COMMON STOCK WARRANTS             The Company  applies  Accounting  Principles  Board Opinion 25,  "Accounting for
             AND OPTIONS (CONTINUED)           Stock Issued to Employees"  and the related  interpretations  in accounting  for its stock option grants. The disclosure requirements of SFAS 123,
                                               "Accounting for Stock Based Compensation" were adopted by the Company in the year ended December 31, 1999. Had compensation cost for options granted been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows for the year ended December 31, 1999:

                                               Net loss, as reported                                      $(31,429,367)
                                               Net loss, pro forma                                        $(41,784,043)
                                               Basic and diluted loss per common
                                                 share, as reported                                       $      (1.68)
                                               Basic and diluted loss per common
                                                 share, pro forma                                         $      (2.23)



                                               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 1999:





                                               Risk-free interest rate                                         6.00%
                                               Expected dividend yield                                          -
                                               Expected life                                                 5 years
                                               Expected volatility                                         286%-503%




THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



====================================================================================================================================
11.         INCOME TAXES                       The provision for income taxes consists of the following:

                                                                                             DECEMBER 31,
                                                                                         1999           1998
                                               DEFERRED

                                               Federal                                $ 44,000      $ (44,000)
                                               State                                    13,000        (13,000)
                                                                                 ------------------------------

                                                                                       $ 57,000      $ (57,000)
                                                                                 ==============================


                                               The income tax expense of approximately $57,000 results from the recording of a valuation allowance against the prior year deferred tax asset. The deferred income tax asset of $12,550,000 resulting from the loss sustained for the year ended December 31, 1999, has been fully reserved as management has no assurance that the benefits will be realized. The deferred income tax benefit of approximately $57,000 for the year ended December 31, 1998 results from the 1998 operating loss.
                                               The net operating loss carryforwards for federal and state tax purposes begin to expire in 2007.

12.         RELATED PARTY
             TRANSACTIONS                      ALWC paid Holdings for rental of office space and equipment and for other operating expenses amounting to approximately $201,000 and
                                               $312,000, respectively, during the years ended December 31, 1999 and
                                               1998, respectively.

13.         OFF-BALANCE SHEET RISK             Pursuant to clearance agreements, ALWC introduces all of its securities transactions to clearing brokers on a fully-disclosed basis. All of the customers' money balances and long and short security positions are carried on the books of the clearing brokers. In accordance with the clearance agreements, ALWC has agreed to indemnify the clearing brokers for losses, if any, which the clearing brokers may sustain from carrying securities transactions introduced by ALWC. In accordance with industry practice and regulatory requirements, ALWC and the clearing brokers monitor collateral on the customers' accounts. In addition, the receivables from the clearing brokers are pursuant to these clearance agreements.


THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


====================================================================================================================================
14.         EXEMPTION FROM
             RULE 15c3-3                       At December 31, 1999, ALWC was exempt from the Securities and Exchange
                                               Commission Rule 15c3-3 and, therefore, is not required to maintain a
                                               "Special Reserve Bank Account for the Exclusive Benefit of Customers".

15.         RETIREMENT PLAN                    ALWC has a 401(k) plan (the Plan), which was implemented  during 1998,  covering all employees who meet certain eligibility  requirements.  ALWC makes a matching contribution  to the Plan,  which is at the discretion of ALWC and is determined annually.  There were no matching  contributions  for the years  ended  December
                                               31, 1999 and 1998.


16.         COMMITMENTS                        The Company is obligated under an operating lease for office space which expires in January 2003 and provides for annual rent of approximately
                                               $137,000.

                                               The Company issued 260,000 shares of common stock, which vest over one year, to a consultant that will be responsible for establishing an office in Geneva, Switzerland. In addition, the agreement provides for the payment of commissions based on the sales that are derived from the office. The consultant will be issued an additional 50,000 shares of common stock during 2000 which also vest over the original one year vesting period. Prepaid consulting includes approximately $460,000 at
                                               December 31, 1999 related to this issuance and approximately $121,000 has been charged to operations for the year then ended.

                                               The Company has entered into employment contracts providing for aggregate salaries of approximately $777,000 to be paid during the year ended December 31, 2000 and options to purchase common stock
                                               (see Notes 9 and 10).

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


====================================================================================================================================
17.         CONTINGENCIES                      In the normal  course of business,  the Company has been named as a defendant in various  matters.  Management  of the  Company,  after  consultation  with legal counsel,  believes that the resolution of these matters will not have a material adverse effect on the financial  condition,  results of operations or cash flows of the Company.

                                               In March 2000, all of the parties in two of the pending matters negotiated settlements in principle. In accordance with the settlement, the Company would be required to pay $65,000, which is included in accounts payable and accrued expenses in the accompanying consolidated financial statements.

                                               ALWC is a plaintiff in a matter in which Management of the Company believes that the Company was overcharged by one of its clearing brokers for ticket charges and other fees. There is no provision in the accompanying consolidated financial statements for this gain contingency as the ultimate outcome cannot be reliably determined.

18.         SUBSEQUENT EVENTS                  During  January 2000,  the Company  authorized the issuance of 960,000 shares of common stock to certain  employees  of the Company.  These shares will vest over a period of one year commencing  January 1, 2000,  provided the employees remain with the Company  until  December  31,  2000.  To date,  10,000  shares have been forfeited.

                                               During February and March 2000, the Company raised approximately
                                               $680,000 in a Regulation D Private Placement by issuing approximately
                                               1,360,000 shares of its common stock.

                                               In March 2000, the Company acquired 980,000 shares of Series A Preferred stock and 250,000 options to acquire preferred stock of an unrelated company for $500,000. The Company paid $250,000 and has not received the
                                               250,000 options. The Company and the unrelated party have agreed that the Company will pay the balance of $250,000 by April 30, 2000, at which time the options will be issued. The preferred stock is convertible into common stock of the unrelated company upon certain sale events (as defined). The Company has the possibility of future financings at the option of the unrelated company, under which it would receive similar securities. If the unrelated company seeks financing, other than from the Company, the Company will receive 100,000 warrants to purchase common stock upon the occurrence of a sale event. In the event the unrelated company seeks financing from the Company and the Company is unable to arrange suitable financing, then the unrelated company will receive 100,000 warrants to purchase common stock of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000

THE FINANCIAL COMMERCE NETWORK, INC.


By: /s/ARA PROUDIAN                         By: /s/ RICHARD H. BACH
    -----------------------                     ------------------------------
        Ara Proudian                                Richard H. Bach
       Chief Financial Officer                      Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
      SIGNATURE                               TITLE                DATE


   /s/RICHARD H. BACH                Chairman and Chief           March 30, 2000
-----------------------------
Richard H. Bach                      Executive Officer



 /s/ARA PROUDIAN                     President, Chief Financial   March 30, 2000
------------------------------
Ara Proudian                         Officer and Director



   /s/JAMES MULLEN                   Director                     March 30, 2000
------------------------------
James Mullen



   /s/LAWRENCE LENTCHNER             Director                     March 30, 2000
------------------------------
Lawrence Lentchner