Form 10QSB
period 2000-03-31
FINANCIAL COMMERCE NETWORK INC
filed 2000-05-15
CIK 1098481

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2000

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _______________________

                         Commission file number 0-27971

                      THE FINANCIAL COMMERCE NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

                  Nevada                               22-2582276
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

                   63 Wall Street, New York, New York 10005
                   (Address of principal executive offices)

                                 (212) 742-9870
                           (Issuer's telephone number)

                               Identification No.)

                                 NOT APPLICABLE
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)


         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    YES   X        NO
                 ---          ---

         As of May 10, 2000, the issuer had 20,935,126 shares of Common Stock, par value $.001 per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                      THE FINANCIAL COMMERCE NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

                                 MARCH 31, 2000

                      THE FINANCIAL COMMERCE NETWORK, INC.
                                AND SUBSIDIARIES

CONTENTS
-----------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Balance Sheet                                  2
         Consolidated Statements of Operations                       3
         Consolidated Statement of Stockholders' Deficit             4
         Consolidated Statements of Cash Flows                       5
         Notes to Consolidated Financial Statements                6-9

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
MARCH 31, 2000
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $       49,408
  Marketable securities owned, at market                                            940,844
  Other securities owned, at fair value                                              34,567
  Due from affiliates                                                               133,983
  Other current assets                                                              695,031
                                                                             --------------
      Total current assets                                                        1,853,833

OFFICE EQUIPMENT, net of accumulated depreciation of $5,415                          14,442
                                                                             --------------

                                                                             $    1,868,275
                                                                             --------------
                                                                             --------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $      849,271
  Commissions payable                                                                71,986
  Bank loan payable, current portion                                                 27,421
  Deferred compensation                                                             370,500
  Due to stockholders                                                               209,373
                                                                             --------------
       Total current liabilities                                                  1,528,551
                                                                             --------------

LONG-TERM LIABILITIES
  Bank loan payable, less current portion                                            33,704
  Deferred compensation                                                             370,500
  Due to stockholders                                                               160,000
                                                                             --------------
       Total long-term liabilities                                                  564,204
                                                                             --------------
                                                                             --------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Common stock, $.001 par value, authorized 50,000,000 shares,
    issued and outstanding 20,935,126 shares                                         22,299
  Convertible preferred stock, $.001 par value, authorized 10,000,000
    shares, 128,000 issued, 65,000 outstanding                                           70
  Additional paid-in capital                                                     32,374,998
  Accumulated deficit                                                           (32,376,960)

  Treasury stock, at cost:
    Common, 159,750 shares                                                         (194,887)
    Preferred, 5,000 shares                                                         (50,000)
                                                                             --------------
                                                                                   (224,480)
                                                                             --------------
                                                                             $    1,868,275
                                                                             --------------
                                                                             --------------


THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


----------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                    2000              1999
----------------------------------------------------------------------------------------
REVENUES
  Trading and commissions                                $    871,882      $    190,926
  Investment banking                                           23,669           200,475
  Interest                                                      5,625            14,501
  Other                                                        13,125            27,048
                                                         ------------      ------------
                                                              914,301           432,950
                                                         ------------      ------------

EXPENSES
  Employee compensation and benefits                          801,746           599,196
  Clearance                                                    43,298           208,256
  Occupancy                                                    34,052            45,612
  Communications                                               38,512            48,971
  Insurance                                                    11,715             3,625
  Stock option and warrant compensation                       351,236
  Other                                                       343,938           194,604
                                                         ------------      ------------
                                                            1,624,497         1,100,264
                                                         ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                     $   (710,196)     $   (667,314)
                                                         ------------      ------------
                                                         ------------      ------------

BASIC AND DILUTED LOSS PER COMMON SHARE                  $      (0.03)     $      (0.05)
                                                         ------------      ------------
                                                         ------------      ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN
  COMPUTING BASIC AND DILUTED LOSS PER COMMON SHARE        20,935,126        14,022,568
                                                         ------------      ------------
                                                         ------------      ------------

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


------------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            RETAINED
                                                                                           ADDITIONAL       EARNINGS
                                                    COMMON STOCK       PREFERRED STOCK       PAID-IN      (ACCUMULATED     TREASURY
                                                  SHARES     AMOUNT    SHARES    AMOUNT      CAPITAL        DEFICIT)        STOCK
                                                  ------     ------    ------    ------    ----------     -------------    --------
BALANCES, December 31, 1999                     20,935,126   $20,935   65,000     $70      $31,204,955    $(31,666,764)   $(244,887)

COMMON STOCK TO BE ISSUED FOR
  SERVICES, (4,500 shares)                                                                       3,830

COMMON STOCK TO BE ISSUED FOR
  PRIVATE PLACEMENT, (1,363,277 shares)                        1,364                           680,275

ISSUANCE OF STOCK OPTIONS AND WARRANTS                                                         337,500

COMMON STOCK TO BE ISSUED FOR
  COMPENSATION, (950,000 shares)                                                               148,438

NET LOSS                                                                                                      (710,196)

                                                ----------  --------   ------    ----     ------------   -------------   ----------
BALANCES, March 31, 2000                        20,935,126  $ 22,299   65,000    $ 70     $ 32,374,998   $ (32,376,960)  $ (244,887)
                                                ----------  --------   ------    ----     ------------   -------------   ----------
                                                ----------  --------   ------    ----     ------------   -------------   ----------


THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                               2000           1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(710,196)     $(667,314)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Stock option and warrant compensation              351,236
     Common stock to be issued for compensation         148,438
     Common stock to be issued for services               3,830
     Common stock issued for services                   145,313
     Depreciation                                                          729
     Changes in operating assets and liabilities:
       Marketable securities owned, at market          (525,991)       462,336
       Other securities owned, at fair value             36,473        161,157
       Other current assets                             (76,261)       (54,799)
       Other assets                                                   (169,142)
       Equity securities sold, not yet purchased                       (25,987)
       Accounts payable and accrued expenses           (141,544)           273
       Commissions payable                               45,669        (49,559)
       Due to clearing broker                                          (73,299)
       Deferred compensation                            159,500
                                                      ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                  (563,533)      (415,605)
                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Cash acquired in acquisition                                    755,000
                                                      ---------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              755,000
                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Sales of common stock                            681,639
       Acquisition of treasury stock                                   (75,000)
       Advances from affiliates                          10,321         39,373
       Payments on bank loan                             (3,396)
       Repayments to stockholders                       (98,627)
                                                      ---------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     589,937        (35,627)
                                                      ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                26,404        303,768

CASH AND CASH EQUIVALENTS, beginning of period           23,004         90,959
                                                      ---------      ---------

CASH AND CASH EQUIVALENTS, end of period              $  49,408      $ 394,727
                                                      ---------      ---------
                                                      ---------      ---------


THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1.     NATURE OF BUSINESS

The Financial Commerce Network, Inc. (TFCN) was incorporated in the State of Washington in July 1969 for the purpose of acquiring other corporations. Alexander, Wescott & Co., Inc. (ALWC), is a broker-dealer registered with the Securities and Exchange Commission (SEC) and an introducing broker registered with the Commodity Futures Trading Commission (CFTC). ALWC is also a member of the National Association of Securities Dealers, Inc. (NASD) and the National Futures Association (NFA). ALWC's operations consist primarily of engaging in principal transactions and providing investment banking services. Alexander Wescott Securities, Ltd. (ALWS) is a Bermuda based broker dealer.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's form 10-KSB for the year ended December 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TFCN and its wholly-owned subsidiaries, ALWC and ALWS (collectively, the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

ACQUISITION

During the first quarter of 2000, TFCN entered into an agreement with Alexander Wescott International, LTD., (sole shareholder of ALWS), whereby TFCN would exchange 125,000 restricted shares of the Company's common stock in exchange for all of the issued and outstanding shares of ALWS. Although the actual share transfer has not yet taken place, the consolidated financial statements give effect to this acquisition for all periods presented, as the entities were entities under common control, therefore, the acquisition is presented as an as-if pooling.

INCOME (LOSS) PER COMMON SHARE

The Company complies with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted income
(loss) per common share were the same for 2000 and 1999 because of the Company's losses. Unexercised stock options and warrants to purchase 13,100,000 shares of the Company's common stock and shares issuable upon the conversion of the preferred stock at March 31, 2000 were not included in the computations of diluted income (loss) per common share because their effect would have been antidilutive as a result of the Company's losses.

3.     LIQUIDITY

During 1999, the Company sustained a loss from operations of approximately $3,889,000, exclusive of non-cash charges for stock based compensation of approximately $27,540,000. This loss resulted primarily from the Company establishing itself as a reporting public company, developing its internet portal, and building its infrastructure. In order to effectuate the foregoing, key revenue producers employed by ALWC were heavily involved and were, therefore, limited in the time they were able to devote to generating revenues during the year. Toward the end of 1999, having completed establishing itself as a public company, the Company began addressing its operations and substantially reduced costs through staff reductions and office consolidations. For the three-month period ended March 31, 2000, the Company sustained a loss of approximately $62,000, exclusive of charges for stock based compensation of approximately $649,000. Finally, during February and March 2000, the Company raised approximately $682,000 through a private placement (SEE NOTE 5). Long-term liquidity is dependent upon the Company's ability to attain future profitable operations and to obtain additional financing.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
4.     INVESTMENTS

In March 2000, the Company acquired 980,000 shares of Series A Preferred stock and 250,000 options to acquire preferred stock of an unrelated company for $500,000. The Company paid $225,000 and has not received the 250,000 options. The Company and the unrelated party agreed that the Company will pay the balance of $250,000 by April 30, 2000, at which time the options will be issued. To date, the payment has not been made and the options have not been issued. The preferred stock is convertible into common stock of the unrelated company upon certain sale events (as defined). The Company has the possibility of future financings at the option of the unrelated company, under which it would receive similar securities. If the unrelated company seeks financing, other than from the Company, the Company will receive 100,000 warrants to purchase common stock upon the occurrence of a sale event. In the event the unrelated company seeks financing from the Company and the Company is unable to arrange suitable financing, then the unrelated company will receive 100,000 warrants to purchase common stock of the Company.

5.     STOCKHOLDERS' DEFICIT

During January 2000, the Company authorized the issuance of 960,000 shares of common stock to certain employees of the Company. These shares will vest over a period of one year commencing January 1, 2000, provided the employees remain with the Company until December 31, 2000. To date, 10,000 shares have been forfeited. The accompanying consolidated financial statements include compensation expense of approximately $148,000 related to these shares for the three-months ended March 31, 2000.

During February and March 2000, the Company raised approximately $682,000 in a Regulation D Private Placement by agreeing to issue approximately 1,363,000 shares of its common stock.

6.     COMMITMENT

The Company issued 260,000 shares of common stock, which vest over one year, to a consultant that will be responsible for establishing an office in Geneva, Switzerland. In addition, the agreement provides for the payment of commissions based on the sales that are derived from the office. The consultant will be issued an additional 50,000 shares of common stock during 2000 which also vest over the original one year vesting period. Other current assets include approximately $315,000 at March 31, 2000 related to this issuance and approximately $145,000 has been charged to operations for the three months ended March 31, 2000.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
7.     CONTINGENCIES

In the normal course of business, the Company has been named as a defendant in various matters. Management of the Company, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

In March 2000, all of the parties in two of the pending matters negotiated settlements in principle. In accordance with the settlements, the Company paid $50,000 and has accrued $15,000, which is included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The remaining balance is to be paid during the second quarter of 2000.

ALWC is a plaintiff in a matter in which Management of the Company believes that the Company was overcharged by one of its clearing brokers for ticket charges and other fees. There is no provision in the accompanying consolidated financial statements for this gain contingency as the ultimate outcome cannot be reliably determined.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the first quarter of 2000, TFCN entered into an agreement with Alexander Wescott International, LTD., (sole shareholder of ALWS), whereby TFCN would exchange 125,000 restricted shares of the Company's common stock in exchange for all of the issued and outstanding shares of ALWS. Although the actual share transfer has not yet taken place, the consolidated financial statements give effect to this acquisition for all periods presented, as the entities were entities under common control, therefore, the acquisition is presented as an as-if pooling.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NET LOSSES

         For the three months ended March 31, 2000 and 1999, the Company incurred a net loss of $710,196 and $667,314, respectively. Explanations of these results are set forth below.

REVENUE

         For the three months ended March 31, 2000, the Company recorded revenue of $914,301 as compared to $432,950 for the three months ended March 31, 1999.

         During the three months ended March 31, 2000, ALWC's trading and commission revenue was $871,882 and revenue from investment banking was $23,669. During the three months ended March 31, 1999, ALWC's trading and commission revenue was $190,926 and revenue from investment banking was $200,475.

         The increase in revenues in 2000 was the result of restricted securities becoming freely tradeable to the Company during the first quarter.

EXPENSES

         On March 29, 1999, ALWC was acquired by the Company from Alexander, Wescott Holdings, Inc. This acquisition had a profound but temporary effect on the Company's operating results and included substantial accruals which are reflected in the March 31, 2000 balance sheet as a result of the acquisition of ALWC.

GENERAL AND ADMINISTRATIVE

         General and administrative costs consist primarily of employee compensation and benefits, stock option and warrant compensation, professional fees and consulting services. Significant costs are attributed to the Company becoming a reporting public company. This status will increase audit and legal costs significantly. In relation to the Company becoming a public company, the cost of corporate relations will also increase as quarterly reports and other investor information is required. The Company anticipates that its General and Administrative costs (as a percentage of costs) will decline as the Company's operations expand.

         General and administrative expenses increased to $1,624,497 for the three months ended March 31, 2000 compared to $1,100,264 for the three months ended March 31, 1999, an increase which was attributable to the issuance of stock options with an exercise price below the market price.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         During the three months ended March 31, 2000, the Company used cash for operating activities of approximately $564,000 compared to the three months ended March 31, 1999 of approximately $416,000. Cash used for operations for the three months ended March 31, 2000 resulted from the Company's net loss of approximately $710,000, of which approximately $649,000 was a non-cash loss, partially offset by an increase in marketable securities owned. During the three months ended March 31, 1999 the Company used cash for operations of approximately $416,000. Cash used for operations for the three months ended March 31, 1999 resulted from the Company's net loss of approximately $667,000, increases in securities owned of approximately $623,000, offset by increases in other assets and other current assets totaling $224,000 as well as an overall decrease in liabilities of approximately $148,000.

         During the three months ended March 31, 1999 the Company generated cash flows from investing activities of approximately $755,000 through the cash it acquired as a part of an acquisition.

         During the three months ended March 31, 2000 the Company generated cash from financing activities of approximately $590,000 compared to using approximately $36,000 for the three months ended March 31, 1999. The cash generated during the three months ended March 31, 2000 was attributable to the sales of common stock net of repayments to stockholders. The cash used during the three months ended March 31, 1999 was attributable to the acquisition of tradeable stock offset by repayments from affiliates.

         At March 31, 2000, the Company had current assets of $1,853,833 and current liabilities of $1,528,551.

         On February 15, 2000, the Company began a private placement of a maximum of $1,000,000 pursuant to Rule 506 of Regulation D, in which the Company issued shares of common stock at $0.50 a share to accredited investors. As of March 31, 2000, 1,363,277 shares are to be issued and the Company received proceeds of approximately $682,000. The offering will remain open until April 30, 2000.

     In addition, implementation of the Company's business plan requires capital resources substantially greater than those currently available to the Company. The Company may determine, depending on the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. There can be no assurance that additional equity financing will be available. If neither additional debt or equity financing is available, the Company might seek loans. In addition, the Company might seek some sort of strategic alliance with another company that would provide equity to the Company.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PRCEEDINGS

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

         The subsidiary of the Company, Alexander, Wescott & Co., Inc. ("ALWC") is named as a defendant in one legal proceeding.

         Pedrazzi v. Bishop Rosen & Co., Inc., et al., Arb. No. 99-02175 (N.A.S.D.) - a customer of ALWC alleges churning, unauthorized trading and a failure to supervise by ALWC and its employees. The arbitration seeks $50,000 damages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIITND REPORT ON FORM 8-K

        (a)     Exhibits


EXHIBIT NO.   DESCRIPTION
-----------   -----------
       3.1    Articles of Incorporation of The Financial Commerce Network, Inc.,
              f/k/a Intrex.com, Inc. and Amended Articles (1)

       3.2    By-laws of The Financial Commerce Network, Inc., f/k/a Intrex.com,
              Inc. (1)

       4      Certificate of Designations, Preferences and Rights of Series A
              Convertible Preferred Stock of The Financial Commerce Network,
              Inc., f/k/a Intrex.com, Inc.(1)

       10     Material Contracts

                   Spear Leeds & Kellogg Clearing Agreement (1)
                   1st Southwest Clearing Clearing Agreement (2)
                   Unit Purchase Agreement Naturalist.com
                   KLAD Agreement (1)

       21     Subsidiaries of the Registrant (2)

       23     Consents (2)

       27     Financial Data Schedule *

(1) Incorporated by reference from the Form 10-SB filed by the company on November 5, 1999 and amended on January 7 and February 15, 2000.

(2) Incorporated by reference from the Annual Report on Form 10-KSB for the period ended Dece mber 31, 1999.


*       Filed herewith.

        (b)     Reports on Form 8-K.

        There were no Reports on Form 8-K filed by the Company during the three months ended March 31, 2000.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE FINANCIAL COMMERCE NETWORK, INC.

Date    MAY 12, 2000            /S/ ARA PROUDIAN
    -------------------     -------------------------------------------------
                            Ara Proudian, President and Chief Financial Officer