Form 10QSB
period 2000-06-30
FINANCIAL COMMERCE NETWORK INC
filed 2000-08-18
CIK 1098481

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2000

|_| Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission file number 0 - 27971

                      THE FINANCIAL COMMERCE NETWORK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                          22-2582276
--------------------------------------------------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)

                    63 Wall Street, New York, New York 10005
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 742-9870
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|  No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes |_|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2000: 23,793,626 shares of common stock, par value $.001 per share.

         Transitional Small Business Disclosure Format (check one):

Yes |_|  No |X|

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


                      THE FINANCIAL COMMERCE NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

                                  JUNE 30, 2000

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
The Financial Commerce Network, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of The Financial Commerce Network, Inc. and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999, the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and the consolidated statement of stockholders' deficit for the six-months ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Roseland, New Jersey
August 8, 2000

             THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


CONTENTS



================================================================================

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheet                                            F-2
     Consolidated Statements of Operations                                 F-3
     Consolidated Statement of Stockholders' Deficit                       F-4
     Consolidated Statements of Cash Flows                                F5-F6
     Notes to Consolidated Financial Statements                          F7-F10

             THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET



===============================================================================


                                                                                     JUNE 30,
                                                                                       2000
---------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                  2,594
  Marketable securities owned, at market                                                   313,787
  Other securities owned, at fair value                                                     42,122
  Due from affiliates                                                                      133,551
  Other current assets                                                                     244,896
                                                                              ---------------------
    Total current asets                                                                    736,950

OFFICE EQUIPMENT, net of accumulated depreciation of $5,415                                 14,442

GOODWILL, net of accumulated amortization of $5,000                                        442,704

OTHER ASSETS                                                                               337,500
                                                                              ---------------------
                                                                                 $       1,531,596
                                                                              =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                          $         948,420
  Commissions payable                                                                       13,755
  Bank loan payable, current portion                                                        22,415
  Deferred compensation                                                                    122,500
  Due to stockholders                                                                       50,000
                                                                              ---------------------
    Total current liabilities                                                            1,157,090
                                                                              ---------------------

LONG-TERM LIABILITIES
  Accounts payable and accrued expenses                                                     27,500
  Bank loan payable, less current portion                                                   33,704
  Deferred compensation                                                                    781,000
  Due to stockholders                                                                      198,373
                                                                              ---------------------
    Total long-term liabilities                                                          1,040,577
                                                                              ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, authorized 50,000,000 shares,
   issued and outstanding 23,743,626 shares                                                 23,744
  Convertible preferred stock, $.001 par value, authorized 10,000,000
   shares, 128,000 issued and 70,000 outstanding                                                70
  Additional paid-in capital                                                            33,011,216
  Accumulated deficit                                                                  (33,680,712)
                                                                              --------------------
                                                                                          (427,243)
  Less: treasury stock, at cost:
   Common, 165,550 shares                                                                 (188,828)
   Preferred, 5,000 shares                                                                 (50,000)
                                                                              ---------------------

    Total stockholders' deficit                                                           (666,071)
                                                                              ---------------------
                                                                                 $       1,531,596
                                                                              =====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                 F-2

             THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS



================================================================================


                                                          SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                              JUNE 30,                                  JUNE 30,

                                                   2000                  1999                  2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------

REVENUES

  Trading and commissions                    $         814,181     $         661,339     $         (57,701)   $         470,413
  Investment banking                                    37,969               355,951                14,300              155,476
  Interest                                               9,693                18,481                 4,068                3,980
  Other                                                 13,125                40,628                    --               13,580
                                             -----------------------------------------------------------------------------------
                                                       874,968             1,076,399               (39,333)             643,449
                                             -----------------------------------------------------------------------------------

EXPENSES

  Employee compensation
    and benefits                                     1,258,627             1,082,266               160,005              483,070
  Clearance                                             95,631               430,628                52,333              222,372
  Occupancy                                            139,098                71,791               105,046               26,179
  Communications                                        51,278               115,036                12,766               66,065
  Insurance                                             22,139                 7,100                10,424                3,475
  Stock option and warrant compensation                688,736                                     671,876                    -
  Other                                                638,407               569,744               251,969              375,140
                                             -----------------------------------------------------------------------------------
                                                     2,893,916             2,276,565             1,264,419            1,176,301
                                             -----------------------------------------------------------------------------------
NET LOSS APPLICABLE
  TO COMMON SHARES                           $      (2,018,948)    $      (1,200,166)    $      (1,303,752)   $        (532,852)
                                             ===================================================================================

BASIC AND DILUTED LOSS
  PER COMMON SHARE                           $           (0.09)    $           (0.07)    $           (0.06)   $           (0.03)
                                             ===================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES USED IN
  COMPUTING BASIC AND DILUTED
  LOSS PER COMMON SHARE                             21,697,371            16,972,760            22,459,615           19,890,532
                                             ===================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                 F-3

             THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



================================================================================

SIX MONTHS ENDED JUNE 30, 2000



                                                                            COMMON STOCK                PREFERRED STOCK
                                                                         SHARES        AMOUNT         SHARES      AMOUNT

BALANCES, December 31, 1999                                            20,935,126     $ 20,935           70,000  $     70

ACQUISITION OF ALWS                                                       125,000          125

COMMON STOCK ISSUED FOR SERVICES                                           13,500           14

COMMON STOCK ISSUED IN PRIVATE PLACEMENT                                1,440,000        1,440

ISSUANCE OF STOCK OPTIONS AND WARRANTS

ISSUANCE OF COMMON STOCK TO ACQUIRE STOCKCHICKEN.COM                      200,000          200

RESCISSION OF COMMON STOCK TO BE ISSUED FOR SERVICES

ISSUANCE OF COMMON STOCK TO ACQUIRE IRISHHERITAGESTORE.COM                 30,000           30

COMMON STOCK ISSUED FOR COMPENSATION                                    1,000,000        1,000

NET LOSS

TREASURY STOCK ACTIVITY
                                                                    -------------------------------------------------------
BALANCES, June 30, 2000                                                23,743,626     $ 23,744           70,000 $       70
                                                                    =======================================================


                                                                                    RETAINED
                                                                  ADDITIONAL         EARNINGS
                                                                   PAID-IN         (ACCUMULATED        TREASURY
                                                                   CAPITAL           DEFICIT)           STOCK

BALANCES, December 31, 1999                                       $ 30,305,711     $ (31,357,199)     $        --

ACQUISITION OF ALWS                                                    899,119          (309,565)        (244,887)

COMMON STOCK ISSUED FOR SERVICES                                         6,863

COMMON STOCK ISSUED FOR PRIVATE PLACEMENT                              718,560

ISSUANCE OF STOCK OPTIONS AND WARRANTS                                 675,000

ISSUANCE OF COMMON STOCK TO ACQUIRE STOCKCHICKEN.COM                   399,800

RESCISSION OF COMMON STOCK TO BE ISSUED FOR SERVICES                   (93,750)

ISSUANCE OF COMMON STOCK TO ACQUIRE IRISHHERITAGESTORE.COM              22,470

COMMON STOCK ISSUED FOR COMPENSATION                                   296,876

NET LOSS                                                                              (2,018,948)

TREASURY STOCK ACTIVITY                                                  4,006                              6,059
                                                               ----------------------------------------------------
BALANCES, June 30, 2000                                        $    33,234,655     $ (33,685,712)     $  (238,828)
                                                               ====================================================








SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                F-4

             THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS



================================================================================

SIX MONTHS ENDED JUNE 30,                                                       2000                1999
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                               $       (2,018,948)   $     (1,200,166)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Stock option and warrant compensation                                           688,736
   Common stock issued for compensation                                            296,876
   Common stock to be issued for services                                           37,500
   Common stock issued for services                                                230,314              78,750
   Depreciation and amortization                                                     5,000               1,398
   Changes in operating assets and liabilities:
     Marketable securities owned, at market                                        101,066             638,572
     Other securities owned, at fair value                                          28,918
     Other current assets                                                          203,000            (251,880)
     Other assets                                                                 (315,000)             (4,116)
     Equity securities sold, not yet purchased                                           -             (32,425)
     Accounts payable and accrued expenses                                        (100,099)            453,703
     Commissions payable                                                           (12,562)            (14,716)
     Due to clearing broker                                                              -            (108,419)
     Deferred compensation                                                         322,000
                                                                        ---------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                             (533,199)           (439,299)
                                                                        ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of office equipment                                                                      (5,040)
     Cash acquired in acquisition                                                                      755,000
                                                                        ---------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                -             749,960
                                                                        ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sales of common stock                                                         720,000
     (Acquisition of) sale of treasury stock                                        10,065            (429,133)
     Advances from affiliates                                                       10,753             125,676
     Payments on bank loan                                                          (8,402)             (4,782)
     Repayments to stockholders                                                   (219,627)
                                                                        ---------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                512,789            (308,239)
                                                                        ---------------------------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (20,410)              2,422

CASH AND CASH EQUIVALENTS, beginning of period                                      23,004              90,959
                                                                        ---------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                $            2,594    $         93,381
                                                                        =======================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                 F-5

             THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES

================================================================================


                                                                  SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                               2000             1999               2000               1999
-----------------------------------------------------------------------------------------------------------------------------------



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
Common stock issued to purchase
 StockChicken.com and
  Irishheritagestore.com                                   $     422,500    $           -     $      422,500     $            -
                                                           =========================================================================

During the six months ended June 30,
2000, the Company assumed liabilities
of $47,704 as part of the acquisition of the StockChicken.com



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                 F-6

             THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

1.   NATURE OF BUSINESS       The Financial Commerce Network, Inc. (TFCN) was incorporated in the State of
                              Washington in July 1969 for the purpose of acquiring other corporations. Alexander,
                              Wescott & Co., Inc. (ALWC), is a broker-dealer registered with the Securities and
                              Exchange Commission (SEC) and an introducing broker registered with the Commodity
                              Futures Trading Commission (CFTC). ALWC is also a member of the National Association of Securities Dealers, Inc. (NASD) and the National Futures Association (NFA). ALWC's
                              operations consist primarily of engaging in principal transactions and providing investment banking services. Alexander Wescott Securities, Ltd. (ALWS) is a Bermuda
                              based broker dealer. Stockchicken.com (SC) is a financial information website.


2.   SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES      BASIS OF PRESENTATION

                              The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange
                              Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
                              These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's form 10-KSB for the year ended December 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

                              PRINCIPLES OF CONSOLIDATION

                              The consolidated financial statements include the accounts of TFCN and its wholly-owned subsidiaries, ALWC, ALWS and SC (collectively, the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

                              ACQUISITIONS

                              During the first quarter of 2000, TFCN entered into an agreement with Alexander
                              Wescott International, LTD., (sole shareholder of ALWS), whereby TFCN would exchange
                              125,000 restricted shares of the Company's common stock in exchange for all of the issued and outstanding shares of ALWS. The consolidated financial statements give effect to this acquisition for all periods presented, as the entities were entities under common control, therefore, the acquisition is presented as an as-if pooling.
                              The shares were issued during June 2000.




             THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

2.   SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES
      (CONTINUED)             ACQUISITIONS

                              During May 2000, TFCN entered into an agreement whereby TFCN exchanged 200,000 restricted shares of the Company's common stock in exchange for all of the issued and outstanding shares of StockChicken.com and assumed liabilities of approximately
                              $47,000. The shares will be issued to the stockholders of StockChicken.com with a valuation of $2.00 per share. The acquisition has a "reset" provision that provides on the sixth month anniversary of the closing, if the price of TFCN common stock is below a $2.00 bid price for five consecutive trading days, then the selling shareholders will be given an additional number of TFCN common shares to offset the price decline. The accompanying consolidated financial statements reflect operations of
                              StockChicken.com from May 18, 2000, the closing date of the transaction, through June
                              30, 2000. In connection with this transaction, the Company recorded goodwill of approximately $447,704, which represents the excess value of the shares issued over the net assets of Stock Chicken.com that were acquired.

                              INCOME (LOSS) PER COMMON SHARE

                              The Company complies with Statement of Financial Accounting Standards No. 128,
                              "Earnings Per Share" (SFAS 128). SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted income (loss) per common share, were the same for 2000 and 1999 because of the Company's losses. Unexercised stock options and warrants to purchase 13,112,500 shares of the Company's common stock and shares issuable upon the conversion of the preferred stock at June 30, 2000 were not included in the computations of diluted income (loss) per common share because their effect would have been antidilutive as a result of the Company's losses.



             THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

3.   LIQUIDITY                The consolidated financial statements have been prepared on the basis that the
                              Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1999, the
                              Company sustained a loss from operations of approximately $3,889,000, exclusive of non-cash charges for stock based compensation of approximately $27,540,000. This loss resulted primarily from the Company establishing itself as a reporting public company, developing its internet portal, and building its infrastructure. In order to effectuate the foregoing, key revenue producers employed by ALWC were heavily involved and were, therefore, limited in the time they were able to devote to generating revenues during the year. Toward the end of 1999, having completed establishing itself as a public company, the Company began addressing its operations and substantially reduced costs through staff reductions and office consolidations.
                              For the six-month period ended June 30, 2000, the Company sustained a loss of approximately $765,000 exclusive of charges for stock based compensation of approximately $1,254,000. Finally, during February and March 2000, the Company raised approximately $720,000 through a private placement (SEE NOTE 5). Long-term liquidity remains dependent on its ability to raise additional capital and attain future profitable operations.


4.   INVESTMENTS

                              In March 2000, the Company acquired 980,000 shares of Series A Preferred stock and
                              250,000 options to acquire preferred stock of an unrelated company for $500,000. The
                              Company paid $250,000, which is included in other assets, and has not received the
                              250,000 options. The Company and the unrelated party agreed that the Company would pay the balance of $250,000 by April 30, 2000, at which time the options will be issued. To date, the payment has not been made and the options have not been issued.
                              The preferred stock is convertible into common stock of the unrelated company upon certain sale events (as defined). The Company has the possibility of future financings at the option of the unrelated company, under which it would receive similar securities.
                              If the unrelated company seeks financing, other than from the Company, the Company will receive 100,000 warrants to purchase common stock upon the occurrence of a sale event. In the event the unrelated company seeks financing from the Company and the
                              Company is unable to arrange suitable financing, then the unrelated company will receive
                              100,000 warrants to purchase common stock of the Company.

                              In June 2000, the Company issued 30,000 shares of restricted common stock in exchange for the domain name "Irishheritagestore.com" and all rights associated with any and all revenue generated from the arrangement with Vstore.com, the provider of the merchandise for Irishheritagestore.com.



             THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================

5.   STOCKHOLDERS' DEFICIT    During January 2000, the Company authorized the issuance of 1,010,000 shares of common stock to certain employees of the Company. These shares will vest over a period of one year commencing January 1, 2000, provided the employees remain with the
                              Company until December 31, 2000. To date, 10,000 shares have been forfeited. The accompanying consolidated financial statements include compensation expense of approximately $297,000 related to these shares for the six months ended June 30,
                              2000. The shares were issued in May 2000.

                              During February and March 2000, the Company raised approximately $720,000 in a
                              Regulation D Private Placement. During June, 2000 the Company issued 1,440,000 shares of its common stock related to this private placement.

6.   COMMITMENTS              The Company issued 260,000 shares of common stock, which vest over one year, to a consultant that will be responsible for establishing an office in Geneva,
                              Switzerland. In addition, the agreement provides for the payment of commissions based on the sales that are derived from the office. Other current assets include approximately
                              $144,000 at June 30, 2000 related to this issuance and approximately $223,000 has been charged to operations for the six months ended June 30, 2000.

                              The Company issued 13,500 shares of common stock during May 2000 for professional services.


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


8.   SUBSEQUENT EVENTS        In July 2000 the Company issued 50,000 shares of restricted common stock in settlement of a legal matter that has been charged to operations in the accompanying consolidated financial statements.

                              In August 2000 the Company agreed to issue 50,000 shares of restricted common stock in exchange for the rights to the domain names The500PitStop.com and
                              CountryandWesternHits.com and all rights associated with and any and all revenue generated from the seller's agreement with Vstore.com.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Except for historical information, the materials contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) and involve a number of risks and uncertainties. These include periodic downturns and improvements in the Company's industry, the Company's dependence on the Internet, timely acceptance of new products, intense price competition in the Company's industry, the Company's historical lack of profitability, the need to manage the Company's growth and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, both of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made herein speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations or future events.


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

         During the first quarter of 2000, TFCN entered into an agreement with Alexander Wescott International, LTD. pursuant to which TFCN exchanged 125,000 restricted shares of the Company's common stock in exchange for all of the issued and outstanding shares of Alexander Wescott Securities, Ltd., a Bermuda broker-dealer ("ALWS").

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999

NET LOSSES

         For the six months ended JUNE 30, 2000 and 1999, the Company incurred a net loss of $2,018,948 and $1,200,166, respectively. For the three months ended JUNE 30, 2000 and 1999, the Company incurred a net loss of $1,308,752 and $532,852, respectively. Explanations of these results are set forth below.

REVENUE

         For the six months ended JUNE 30, 2000, the Company recorded revenue of $874,968 as compared to $1,076,399 for the six months ended JUNE 30, 1999. For the three months ended JUNE 30, 2000, the Company recorded revenue of $(39,333) as compared to $643,449 for the three ended JUNE 30, 1999.

         During the six months ended JUNE 30, 2000, ALWC's trading and commission revenue was $814,181 and revenue from investment banking was $37,969. During the six months ended JUNE 30, 1999, ALWC's trading and commission revenue was $661,339 and revenue from investment banking was $355,951. During the three months ended JUNE 30, 2000, ALWC's trading and commission revenue was $(57,701) and revenue from investment banking was $14,300. During the three months ended JUNE 30, 1999, ALWC's trading and commission revenue was $470,413 and the revenue from investment banking was $155,476.

EXPENSES

         On March 29, 1999, ALWC was acquired by the Company from Alexander, Wescott Holdings, Inc. This acquisition had a profound but temporary effect on the Company's operating results and included substantial accruals which are reflected in the June 30, 2000 balance sheet as a result of the acquisition of ALWC.

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

         General and administrative expenses increased to $2,893,916 for the six months ended JUNE 30, 2000 compared to $2,276,565 for the six months ended JUNE 30, 1999, an increase which was attributable to the issuance of stock options with an exercise price below the market price. General and administrative expenses increased to $1,269,419 for the three months ended JUNE 30, 2000 compared to $1,176,301 for the three months ended JUNE 30, 1999, an increase that was attributable to the issuance of stock options with an exercise price below the market price.


LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         During the six months ended JUNE 30, 2000, the Company used cash for operating activities of approximately $533,000 compared to the six months ended JUNE 30, 1999 of approximately $439,000. Cash used for operations for the six months ended JUNE 30, 2000 resulted from the Company's net loss of approximately $2,018,000, of which approximately $1,254,000 was a non-cash loss. Cash used for operations for the six months ended JUNE 30, 1999 resulted from the Company's net loss of approximately $1,200,000.

         During the six months ended JUNE 30 1999 the Company generated cash flows from investing activities of approximately $755,000 through the cash it acquired as a part of an acquisition.

         During the six months ended JUNE 30, 2000 the Company generated cash from financing activities of approximately $512,000 compared to using approximately $308,000 for the six months ended JUNE 30, 1999. The cash generated during the six months ended June 30, 2000 was attributable to the sales of common stock net of repayments to stockholders. The cash used during the six months ended JUNE 30, 1999 was attributable to the acquisition of tradable stock offset by repayments from affiliates.

         At JUNE 30, 2000, the Company had current assets of $736,950 and current liabilities of $1,157,090.

         On February 15, 2000, the Company began a private placement of a maximum of $1,000,000 pursuant to Rule 506 of Regulation D, in which the Company issued shares of common stock at $0.50 per share to accredited investors. The Company issued 1,440,000 shares in June, 200 and received proceeds of approximately $720,000.

         In addition, implementation of the Company's business plan requires capital resources substantially greater than those currently available to the Company. The Company may determine, depending on the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. There can be no assurance that additional financing will be available. If neither additional debt nor equity financing is available, the Company may seek loans. In addition, the Company may seek a strategic alliance with another company that would provide capital to the Company. The Company believes that with its cash and marketable securities, combined with its ability to raise additional equity financing, the Company will have the funds available to sustain its operations throughout the next year.

         To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance will result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of, and interest on, any such indebtedness.

INFLATION

         The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has been negligible.

SEASONALITY

         The Company does not deem its revenues to be seasonal and any effect would be immaterial.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

         The parent entity of the Company settled its legal proceeding with Dwarf Holdings, Inc. on June 23, 2000. Dwarf Holdings, Inc. commenced an arbitration proceeding against the Company alleging that the Company breached the terms of a contract between the parties under which, Dwarf Holdings, Inc. claims that the Company was obligated to issue it freely tradable shares. On June 23, 2000, a Stipulation of Settlement was signed by all parties providing for the settlement of the litigation upon the issuance of 50,000 restricted shares of common stock by the Company, upon which the litigations will be dismissed.

         The parent entity is also party to the following legal proceedings:

         Sharpe Decisions, Inc. v. The Financial Commerce Network, Inc.(Index No. 601442/2000 filed April 4, 2000). Plaintiff alleges breach of contract for services rendered and is seeking fees payable of $39,355.00. The Company has asserted that the services provided were insufficient for the amount billed.

         Todd Nizbet v. The Financial Commerce Network, Inc. (Complaint filed February 9, 2000 in Superior Court of New Jersey, Docket Number L1305-00). Former employee filed a complaint for breach of contract in regards to an employment agreement dated June 22, 1999. In November of 1999, Mr. Nizbet was offered another position with the Company because the Board felt he was unable to fulfill his duties as Chief Operating Officer. The offer was declined. Mr. Nizbet left employment as of November 4, 1999. The case has been removed to Federal Court.

         Walsh-Lowe Constantin Group, LLC. V. TFCN Alexander, Wescott (Case Number 0601700/2000 May 16, 2000). Breach of Contract for services performed. Plaintiff seeks invoice amount of $27,059.70. The Company has asserted that the amount billed is exaggerated due to the minimal amount of services provided.

         OM Technology, Inc. v. The Financial Commerce Network, Inc. (Index Number 601541/00). OM Technology, Inc. seeks damages for breach of contract. The Company contends that the plaintiff did not complete the programs necessary for the on-line trading facility in the time frame agreed upon, thus causing irreparable damage to the Company.

         Alexander Wescott & Co., Inc. ("ALWC"), a subsidiary of the Company, is named as a defendant in two legal proceedings:

         Pedrazzi v. Bishop Rosen & Co., Inc., et al., Arb. No. 99-02175 (N.A.S.D.). A customer of ALWC alleges churning, unauthorized trading and a failure to supervise by ALWC and its employees. The arbitration seeks $50,000 damages.

         Douglas G. Zimmer v. Alexander, Wescott & Co., Inc., Arb. No. 00-02622 (N.A.S.D.). A former employee of ALWC alleges improper termination in July 1998 and defamatory statement on U-5. The arbitration seeks $22,672.25 in damages.

Item 2. Changes in Securities and Use of Proceeds

         Set forth below are descriptions of the issuances by the Company of shares of its common stock that are not registered under the Securities Act of 1933 (the "Act") that the Company issued during the fiscal quarter ended June 30, 2000 and the commitments to issue shares entered into during such quarter.

On February 15, 2000, the Company began a private placement of a maximum of $1,000,000 pursuant to Rule 506 of Regulation D promulgated under the Act, in which the Company issued shares of common stock at $0.50 a share to accredited investors. In June, 2000, 1,440,000 shares were issued and the Company received proceeds of approximately $720,000, which are being used for general corporate purposes.

         On May 18, 2000, the Company agreed to issue 200,000 shares of its common stock in exchange for all of the issued and outstanding stock of StockChicken.com, whose principal asset was a website by the same name designed to provide investment education, financial newsletters, real-time quotes, research reports and other services. The shares were issued on June14, 2000. The Company is required to issue additional shares on the six month anniversary of the acquisition if the bid price of the Company's common stock is below $2.00 per share for five consecutive trading days. There were no underwriters in connection with the above transaction. The registrant believes that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Act.

         The Company agreed on June 23, 2000 to issue 50,000 unregistered shares in connection with a settlement agreement. See "Legal Proceedings," above.

         In May 2000, the Company issued 1,000,000 shares, that have not been registered under the Act, to employees that are subject to vesting over a one-year period commencing January 1, 2000.

         The Company issued 13,500 shares of unregistered common stock during May 2000 for professional services. In addition, the Company. The registrant believes that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by
Section 4(2) of the Act.

         In June 2000, the Company issued 30,000 shares of unregistered common stock in connection with the acquisition of the domain name Irishheritagestore.com and other related assets and contract rights of the domain name. The registrant believes that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Act.

         In June 2000, the Company issued 125,000 unregistered shares to Alexander Wescott International, LTD., pursuant to the agreement entered into during the first quarter of 2000, to exchange such shares for all of the issued and outstanding shares of ALWS. The registrant believes that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Act.

Item 6. Exhibits and Report on Form 8-K

(a)       Exhibits

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1 Articles of Incorporation of the Financial Commerce Network, Inc., f/k/a Intrex.com, Inc. and Amended Articles. (1)

3.2               By-laws of The Financial Commerce Network, Inc., f/k/a
                  Intrex.com, Inc. (1)

4.1 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of The Financial Commerce Network, Inc., f/k/a Intrex.com, Inc. (1)

10.               Material Contracts
                  Spear Leeds & Kellogg Clearing Agreement (1)
                  1st Southwest Clearing Agreement (2)
                  Unit Purchase Agreement Naturalist.com (2)
                  KLAD Agreement (1)

21.               Subsidiaries of the Registrant (2)

22.               Consents (2)

27.               Financial Data Schedule *

(1) Incorporated by reference from the Form 10-SB filed by the company on November 5, 1999 and amended on January 7 and February 15, 2000.

(2) Incorporated by reference from the Annual Report on Form 10-KSB for the period ended December 31, 1999.

*                 Filed herewith.

(b)               Report on Form 8-K.

         There were no Reports on Form 8-K filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE FINANCIAL COMMERCE NETWORK, INC.


                                    By: /s/ ARA PROUDIAN
                                        -------------------------------------
                                        Ara Proudian
                                        President and Chief Financial Officer


Dated: August 18, 2000