Form 10KSB
period 1999-12-31
FINANCIAL COMMERCE NETWORK INC
filed 2000-10-06
CIK 1098481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                         Commission file number 0-27971

                      THE FINANCIAL COMMERCE NETWORK, INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                        22-2582276
      ------------------                             -------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            63 WALL STREET                                  10005
       ------------------------                      ------------------
(Address of principal executive offices)                 (Zip Code)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (212) 742-9870
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's net revenues for its most recent fiscal year were $1,668,000.

      The aggregate market value of the 12,174,218 shares of voting stock held by non-affiliates of the Registrant, as of September 29, 2000 when the closing sale price was $.65625 per share, was $7,989,331 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

      The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of March 20, 2000, was 23,868,069.

      Documents Incorporated by Reference:  Not Applicable.

      This Amendment Number 1 to the Company's Annual Report on Form 10-KSB is filed to include an exhibit that was inadvertently omitted from the original filing.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)    Exhibits

EXHIBIT NO. Description

      3.1 Articles of Incorporation of The Financial Commerce Network, Inc., f/k/a Intrex.com, Inc. and Amended Articles (1)

      3.2 By-laws of The Financial Commerce Network, Inc., f/k/a Intrex.com, Inc. (1)

      4     Certificate of Designations, Preferences and Rights of Series A
             Convertible Preferred Stock of The Financial Commerce Network, Inc., f/k/a Intrex.com, Inc. (2)

      10    Material Contracts
             Spear Leeds & Kellogg Clearing Agreement (1)
             1st Southwest Clearing Clearing Agreement *
             Unit Purchase Agreement Naturalist.com (3)
             KLAD Agreement (2)

      21    Subsidiaries of the Registrant (3)

      23    Consents (3)

      27    Financial Data Schedule (3)


(1) Incorporated by reference from the Form 10-SB filed by the company on November 5, 1999, and the amendments thereto filed on January 7, and February 15, 2000. and contemporaneously herewith.

(2) Incorporated by reference from Amendment No. 3 to Form 10-SB filed by the company contemporaneously herewith.

(3) Previously filed with this Annual Report on Form 10KSB filed by the company on April 7, 2000.

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

Dated: October 4, 2000

THE FINANCIAL COMMERCE NETWORK, INC.



By: /s/ Ara Proudian                 By: /s/ Richard H. Bach
    ----------------------------        -----------------------------
       Ara Proudian                        Richard H. Bach
       Chief Financial Officer             Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE
                                     TITLE                         DATE

/s/ Richard H. Bach           Chairman and Chief            October 4, 2000
------------------------      Executive Officer
Richard H. Bach


/s/ Ara Proudian              President, Chief Financial    October 4, 2000
------------------------      Officer and Director
Ara Proudian


/s/ James Mullen              Director                      October 4, 2000
------------------------
James Mullen


/s/ Lawrence Lentchner        Director                      October 4, 2000
------------------------
Lawrence Lentchner


/s/ Edward Rodriguez          Director                      October 4, 2000
------------------------
Edward Rodriguez


/s/ Sharon Ciavatta           Director                      October 4, 2000
------------------------
Sharon Ciavatta