Form 10QSB
period 2000-09-30
FINANCIAL COMMERCE NETWORK INC
filed 2000-12-05
CIK 1098481

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2000



/ / Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from  ________________   to   _____________

Commission file number  0 - 27971


                      THE FINANCIAL COMMERCE NETWORK, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                     22-2582276
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                    63 Wall Street, New York, New York 10005
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 742-9870
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes          No
   ---          ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 27, 2000:
28,854,172 shares of common stock, par value $.001 per share.

         Transitional Small Business Disclosure Format (check one):

Yes          No  X
   ---          ---

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company's core business is securities brokerage and investment banking. The Company provides its brokerage clients with an on-line trading capability in securities and commodities. The Company's website also acts as a portal through which brokerage clients or other registered users can purchase a wide selection of non-financial products. The Company is continuing to review Internet companies for potential acquisitions, although Management does not presently intend to initiate an acquisition because of the relatively low value of the Company's shares and the Company's financial position. Furthermore, internet ventures are presently out of favor in the marketplace and Management believes that it will take time until the market assigns them an appropriate value. Accordingly, Management intends to concentrate its efforts on increasing the revenues of the Company's brokerage and investment banking businesses. Management also seeks to raise additional capital to alleviate the Company's working capital deficit, although there is no assurance that it will be able to do so.

         As at September 30, 2000 $1,346,417 of the Company's liabilities consisted of obligations to its principal stockholder and to the President of the Company, of which $916,000 consisted of deferred compensation to the principal stockholder, $150,000 consisted of deferred compensation to the President, $180,417 consisted of the balance due on loans from the principal stockholder and $100,000 consisted of the balance due on loans from other stockholders. If all such liabilities are excluded, the Company's working capital deficit as of SEPTEMBER 30, 2000 would be reduced to $655,000, and if the liabilities were converted to capital of the Company, there would be positive stockholders equity of $135,280.

         The Company's principal stockholder has agreed with the Company that the liabilities to him (other than deferred compensation) shall accrue interest at 8% and the Company shall make payments of $5,000 per week on such liabilities. In addition 20% of any debt or equity financing obtained by the Company will be applied to repayment of such liabilities, and when these liabilities are repaid, 10% of any debt or equity financing received by the Company will be applied to payment of the deferred compensation due to the principal stockholder. There can be no assurance that the principal stockholder and President of the Company will not seek to collect the Company's obligations to them. Any such collection effort could have a materially adverse effect on the Company's financial condition.

         Except for historical information, the materials contained in this Management's Discussion and Analysis is forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act) and involve a number of risks and uncertainties. The first is that the Company's accountants, who have reviewed the financial statements included in this Report, have expressed substantial doubt whether the Company can continue as a going concern due to the Company's working capital deficit, accumulated losses and stockholders' deficit. Unless the Company can raise additional capital, attain future profitable operations, increase revenues, reduce expenses, and obtain relief from the obligations to the principal stockholder and the President, the financial condition of the Company and its results of operations and cash flows are likely to be materially adversely affected and the Company may have to curtail its operations. Other risks include the periodic downturns in the Company's principal business sector, securities brokerage and investment banking, intense price competition in the brokerage business, the lack of predictability of investment banking income for a small brokerage firm, competition for customers in the investment banking business with companies that have an extensive international research and sales capability, the Company's history of losses, turnover in the Company's management, the absence of a permanent chief executive or chief financial officer, the large number of outstanding options and other convertible securities that will substantially dilute the Company's earnings if it becomes profitable, and the substantial number of unregistered shares that the Company is required to register, which if registered and sold in the market could materially adversely effect the trading price for the Company's Common Stock.

         Although forward-looking statements in this Report reflect the good faith judgment of Management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, including the risks and uncertainties listed above, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, the Company's quarterly reports for the quarters ended March 31, 2000 and June 30, 2000, and the Company's report of Form 8-K, as amended, dated May 18, 2000, all of which have been filed with the Commission. These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects. The forward-looking statements made herein speak only as of the date hereof and the Company disclaims any obligation to provide updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations or future events.

        NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS

         The following discussion gives effect to Alexander Wescott & Co., Inc. ("ALWC") being treated as the accounting acquirer in a reverse acquisition. In March 1999, The Financial Commerce Network, Inc. ("TFCN") acquired ALWC in an exchange of shares. Accordingly, the results of operations include only ALWC through the date of the acquisition and reflect the consolidated results of ALWC and TFCN thereafter.

         During the first quarter of 2000, TFCN entered into an agreement with Alexander Wescott International, LTD. pursuant to which TFCN exchanged 125,000 restricted shares of the Company's common stock in exchange for all of the issued and outstanding shares of Alexander Wescott Securities, Ltd., a Bermuda broker-dealer ("ALWS"). The consolidated financial statements give effect to this acquisition for all periods presented, because TFCN and ALWS were entities under common control, as an as-if pooling.

         During the second quarter of 2000, the Company acquired StockChicken.com, Inc. 200,000 shares of Common Stock of the Company were issued to the sellers at the time of the acquisition and pursuant to a reset provision in the acquisition agreement the Company is required to issue an additional 1,494,915 shares of its Common Stock. In June and August 2000, the Company acquired two additional domain names in exchange for an aggregate of 80,000 shares and the right to receive a share of the revenues generated from the sales of merchandise at the related websites pursuant to the arrangements with Vstore.com. Any revenues and expenses associated with these acquisitions are reflected in the Company's financial statements commencing on the respective dates of the acquisitions.

NET LOSSES

         For the nine months ended SEPTEMBER 30, 2000 and 1999, the Company incurred a net loss of $3,106,237 and $23,263,158, respectively. For the three months ended SEPTEMBER 30, 2000 and 1999, the Company incurred a net loss of $1,087,289 and $22,062,992, respectively. Explanations of these results are set forth under "Revenue" and "Expenses", below.

REVENUE

         For the nine months ended SEPTEMBER 30, 2000, the Company recorded revenue of $1,097,847 as compared to $1,429,477 for the nine months ended SEPTEMBER 30, 1999. For the three months ended SEPTEMBER 30, 2000, the Company recorded revenue of $222,879 as compared to $353,078 for the three months ended SEPTEMBER 30, 1999.

          The Company's revenues are principally composed of ALWC's trading, commission and investment banking revenues. During the nine months ended SEPTEMBER 30, 2000, ALWC's trading and commission revenue was $1,006,666 and revenue from investment banking was $62,969. During the nine months ended SEPTEMBER 30, 1999, ALWC's trading and commission revenue was $1,011,093 and revenue from investment banking was $355,951. During the three months ended SEPTEMBER 30, 2000, ALWC's trading and commission revenue was $192,485 and revenue from investment banking was $25,000. During the three months ended SEPTEMBER 30, 1999, ALWC's trading and commission revenue was $338,896 and there was no revenue from investment banking. The decrease in trading and commission revenues was primarily due to market volatility. In addition to revenues from trading, commissions, investment banking and interest income, the Company had other revenues consisting of $32,333 for the nine months ended SEPTEMBER 30, 1999 and $2,563 for the three months ended SEPTEMBER 30, 1999. The Company had other revenue of $13,125 during the nine months ended SEPTEMBER 30, 2000 and no other revenue in the three months ended
SEPTEMBER 30, 2000.

EXPENSES

         The acquisition of ALWC on March 29, 1999 had a profound effect on the Company's operating results in the nine months ended September 30, 1999.

General and Administrative

         General and administrative costs consist primarily of employee compensation and benefits, stock option and warrant compensation, professional fees and consulting services. Significant costs are attributed to the Company becoming a reporting public company. This status has and will continue to increase audit and legal costs significantly. In relation to the Company becoming a public company, the cost of corporate relations will also increase as quarterly reports and other investor information is required. The Company anticipates that its general and administrative costs (as a percentage of costs) will decline if the Company's operations expand.

         General and administrative expenses decreased to $3,177,848, excluding stock option and warrant compensation of $1,026,236, for the nine months ended SEPTEMBER 30, 2000 from $3,992,635, excluding stock option and warrant compensation of $20,700,000, for the nine months ended SEPTEMBER 30, 1999. This decrease of $814,787 (20%), was mainly due to decreases in clearing charges, professional fees, public relations costs, recruiting fees and website development costs. General and administrative expenses decreased to $972,668, excluding stock option and warrant compensation of $337,500, for the three months ended SEPTEMBER 30, 2000 from $1,716,070, excluding stock option and warrant compensation of $20,700,000, for the three months ended SEPTEMBER 30, 1999. This decrease of $743,402 (43%), was mainly due to decreases in public relations costs, recruiting fees and website development costs. During the third quarter of 1999, the Company issued to officers, directors and employees, in consideration for their services to the Company, options for the purchase of 14,225,000 shares of the Company's common stock, at exercise prices substantially below the market price, of which options for the purchase of 11,500,000 shares vested immediately and the balance were to vest over periods of up to two years.

LIQUIDITY AND CAPITAL RESOURCES

          At SEPTEMBER 30, 2000, the Company had current assets of $430,616 and current liabilities of $1,536,307, resulting in a working capital deficit of $1,105,691. As discussed above, because of this deficit together with the Company's substantial accumulated losses and stockholders' deficit, the Company's accountants have expressed substantial doubt whether the Company can continue as a going concern. Unless the Compnay can raise additional capital, attain future profitable operations, increase revenues, reduce expenses and obtain relief from the obligations to the principal stockholder and the President of the Company, the financial condition of the Company and its results of operations and cash flows are likely to be materially affected and the Company may have to curtail its operations.

         During the nine months ended SEPTEMBER 30, 2000, the Company used cash for operating activities of approximately $680,000 compared to the nine months ended SEPTEMBER 30, 1999 of approximately $2,223,000. Cash used for operations for the nine months ended SEPTEMBER 30, 2000 resulted from the Company's net loss of approximately $3,106,000, of which approximately $1,854,000 was a non-cash loss. Cash used for operations for the nine months ended SEPTEMBER 30, 1999 resulted from the Company's net loss of approximately $23,263,000, of which approximately $21,326,000 was a non-cash loss.

         During the nine months ended SEPTEMBER 30, 1999, the Company generated cash flows from investing activities of approximately $750,000 through the cash it acquired as a part of an acquisition.

         During the nine months ended SEPTEMBER 30, 2000, the Company generated cash from financing activities of approximately $677,000 compared to approximately $1,475,000 for the nine months ended SEPTEMBER 30, 1999. The cash generated during the nine months ended September 30, 2000 was attributable to the sales of common stock net of repayments of stockholder loans. The cash generated during the nine months ended SEPTEMBER 30, 1999 was attributable to the sale of common stock and advances from stockholders.

         On February 15, 2000, the Company began a private placement of a maximum of $1,000,000 in which the Company issued shares of common stock at a price of $0.50 per share to accredited investors. The Company issued 1,440,000 shares in June 2000 and received proceeds of approximately $720,000. On August 15, 2000, the Company began a private placement of a maximum of $1,000,000 in which the Company issued shares of common stock at $ 0.20 per share to accredited investors. The Company received approximately $320,000 for which it issued 1,552,500 shares. In addition, in October 2000, the Company issued 500,000 shares in this private placement for which it has not yet received the agreed payment of $100,000. Unless the Company promptly receives the $100,000 owed to it, the Company plans to seek rescission of the sale and issuance of the 500,000 shares.

          In November, the Company obtained financing of $200,000 in the aggregate in exchange for its issuance of 1,000,000 shares of Common Stock and $100,000 short-term notes convertible into Common Stock at a conversion price of $.10 per share.

         Continuation of the Company's operations and restoring the Company to profitability requires capital resources substantially greater than those currently available to the Company. The Company intends to seek additional debt or equity financing to fund the cost of such continuation of operations. There can be no assurance that additional financing will be available. If neither additional debt nor equity financing is available, the Company may seek short-term loans. In addition, the Company may seek a strategic alliance with another company that would provide capital to the Company, although there can be no assurance that such a strategic partner can be found.

         To the extent that the Company finances its operations through the issuance of additional equity securities, any such issuance will result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance its operations, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of, and interest on, any such indebtedness.

INFLATION

         The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has been negligible.

SEASONALITY

         The Company does not deem its revenues to be seasonal and any effect would be immaterial.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

         The Company (either the Financial Commerce Network, Inc. or its subsidiary ALWC) is a defendant in each of the following legal proceedings:

         Sharp Decisions, Inc. v. The Financial Commerce Network, Inc. (Complaint filed April 4, 2000 in the Supreme Court of the State of New York, County of New York). Plaintiff alleges breach of contract for services rendered and is seeking fees payable of approximately $39,500 plus interest thereon. Plaintiff asserts that it was retained from August 1999 through November 1999 to provide personnel to perform computer consulting services for the Company. The Company has asserted the defenses that the services provided were insufficient for the amount billed and that the computer professionals provided by plaintiff performed work that was not requested by the Company. This litigation is presently in the discovery phase.

         Todd Nisbet v. The Financial Commerce Network, Inc. (Complaint filed February 9, 2000 in Superior Court of New Jersey Law Division: Essex County). Plaintiff was employed as chief operating officer of the Company under an employment agreement dated June 22, 1999. Mr. Nisbet seeks damages of $150,000 based on alleged breach of contract and other related claims. The Company asserts that in the Fall of 1999, Mr. Nisbet was offered another position with the Company because the Board felt he was unable to fulfill his duties as Chief Operating Officer, but the offer was declined. Mr. Nisbet left employment in November 1999. The case has been removed to United States District Court for the District of New Jersey. This litigation is presently in the discovery phase

         Walsh-Lowe Constantin Group, LLC. v. TFCN Alexander, Wescott (Complaint filed on May 16, 2000 in the Supreme Court of the State of New York, County of New York). Plaintiff claims breach of contract in regard to the services provided during the fall of 1999 by its project management and consulting engineers in connection with the Company's website infrastructure. Plaintiff is seeking payment of approximately $27,000 for hours billed and invoiced but not paid. The Company has asserted that the amount billed is overstated due to the minimal amount of services provided. This litigation is presently in the discovery phase.

         Douglas G. Zimmer v. Alexander, Wescott & Co., Inc. (Arbitration before the NASD instituted in June 19, 2000). Plaintiff is a former securities salesman of ALWC. The complaint alleges improper termination in July 1998 and defamatory statements by the Company in its reports to the NASD and seeks approximately $23,000 in damages. The Company alleges that Mr. Zimmer improperly sold securities to a client. Mr. Zimmer disclaims responsibility for the sale. The subsequent cancellation of the trade caused a loss to the Company of approximately $12,235.00. The Company subsequently terminated Mr. Zimmer's employment and retained any commissions owed to him to offset the loss.

         OM Technology, Inc. v. The Financial Commerce Network, Inc. (Complaint filed in the Supreme Court of New York, County of New York, on April 10, 2000). OM Technology, Inc. seeks payment of an account stated of approximately $750,000 and damages of $1,500,000. The Company had contracted with OM Technology for development of an on-line trading platform. The Company contends that the plaintiff did not have suitable software and could not provide the necessary software for the trading facility within the time frame agreed, thus causing irreparable damage to the Company. The Company never used any of OM Technology's software or equipment in its on-line operation. This litigation is presently in the discovery phase.

         Blank Rome Tenzer Greenblatt LLP v. Alexander, Wescott & Co., Inc. et al. (Complaint filed on October 17, 2000 in the Supreme Court of the State of New York, New York County). This is an action to recover attorneys fees and related disbursements. Plaintiff is seeking an amount of approximately $202,500. Alexander, Wescott asserts that approximately $76,500 of the total amount are for services rendered to an investment banking prospect of the Company. Special counsel for the Company is reviewing the complaint and gathering the relevant facts in order to determine the Company's exposure, if any. Accordingly , the amount of the Company's potential liability, if any, in this action is not determinable at this time.

Item 2. Changes in Securities and Use of Proceeds

         Set forth below are descriptions of the issuances by the Company of shares of its common stock that are not registered under the Securities Act of 1933 (the "Act") that the Company issued during the fiscal quarter ended September 30, 2000 and the commitments to issue shares entered into during such quarter.

         In the second quarter of this year, the Company issued 200,000 shares of its common stock in exchange for all of the issued and outstanding stock of StockChicken.com, whose principal asset was a website by the same name designed to provide investment education, financial newsletters, real-time quotes, research reports and other services. Under the reset provisions of the acquisition agreement, the Company agreed to issue additional shares based on the average trading price on the five days preceding November 18, 2000, the six-month anniversary of the acquisition, which equals approximately 1,490,000 shares. The Company believes that these securities will be issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Act.

         In July 2000, the Company issued 50,000 unregistered shares in connection with a settlement agreement entered into during the second quarter of this year. The Company believes that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Act.

         During August and September, 2000, the Company sold 1,552,500 shares of its common stock at $.20 per share in a private placement to accredited investors exempt under Rule 506 of Regulation D, promulgated under the Act, which aggregates $320,500. In addition, in October 2000, the Company issued 500,000 shares in this private placement for which it has not yet received the agreed payment of $100,000. Unless the Company promptly receives the $100,000 owed to it, the Company plans to seek rescission of the sale and issuance of the 500,000 shares.

         In August 2000, the Company issued 50,000 shares of unregistered common stock in connection with the acquisition of the domain name Irishheritagestore.com and contract rights of the domain name. The Company believes that these securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by
Section 4(2) of the Act.

         On November 8, 2000, the Company completed the sale of $100,000 principal amount of its convertible notes. The notes mature 90 days after issuance, are convertible into common stock of the Company at a conversion price of $.10 per share and are interest-free. On November 28, 2000, the Company completed the sale of 1,000,000 shares of its common stock to accredited investors for an aggregate of $100,000. The Company believes that the offering is exempt from registration under the Act pursuant to Rule 506 of Regulation D promulgated under the Act. Mr. Bach has agreed to waive his right to require the Company to apply a portion of the proceeds of these sales to repayment of his loans.

Item 5. Other Information.

         The discussions between the Company and Rascals International, Inc. ("Rascals"), the owner of comedy clubs in New Jersey and Florida, regarding the acquisition by the Company of Rascals have been terminated.

         In October 2000, the Company and Richard H. Bach, its principal stockholder, entered into a Resignation Agreement pursuant to which Mr. Bach resigned effective immediately from his positions as Chief Executive Officer, Chairman of the Board and director of the Company. Mr. Bach said that he wished to be able to devote more time to his investment banking activities, trading activities and private investments. Mr. Bach will remain a registered broker of the Company and intends to conduct his investment banking activities and trading activities through the Company.

         A copy of the Resignation Agreement is filed herewith as an Exhibit, and the description herein of the Resignation Agreement is qualified in its entirety by the terms and conditions of the complete agreement. Under the Resignation Agreement, the net indebtedness arising out of money advanced to the Company by Mr. Bach or his affiliates, which equaled approximately $177,000 on the date of the Resignation Agreement, will accrue interest at 8% and the Company is required to make payments of

$5,000 per week to Mr. Bach in respect of such loans. In addition, 20% of any debt or equity financing obtained by the Company will be applied to repayment of the loans and when the loans are repaid, 10% of any debt or equity financing received by the Company will be applied to payment of the deferred compensation payable to Mr. Bach, which aggregates $1,003,000. The Resignation Agreement also provides that at any time that Mr. Bach owns 25% or more of his holdings of the Company on the date of the agreement, or any of the loans or any other obligations of the Company guaranteed by Mr. Bach remain outstanding the Company will not, in general, issue or sell its securities without his consent. In addition, the Company has agreed to issue 250,000 shares of Common Stock to Mr. Bach on or before December 31, 2000. On October 31, 2000 Mr. Bach owned 9,850,193 shares of the Company's common stock (including 202,203 shares owned by a foundation with respect to which Mr. Bach disclaims beneficial ownership) and options to purchase 10,000,000 shares of common stock.

Item 6. Exhibits and Report on Form 8-K

Exhibits

EXHIBIT NO.                 DESCRIPTION

3.1 Articles of Incorporation of the Financial Commerce Network, Inc., f/k/a Intrex.com, Inc. and Amended Articles. (1)

3.2      By-laws of The Financial Commerce Network, Inc., f/k/a Intrex.com,
         Inc. (1)

4.1 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of The Financial Commerce Network, Inc., f/k/a Intrex.com, Inc. (1)

10.      Material Contracts
         1st Southwest Clearing Agreement (2)
         Unit Purchase Agreement Naturalist.com (2)
         KLAD Agreement (1)
         Resignation Agreement signed on or about October 27, 2000 Between
                  Richard H. Bach at the Company, including The Amendment dated November 29, 2000*

21.      Subsidiaries of the Registrant (2)

22.      Consents (2)

27.      Financial Data Schedule *

--------------

(1) Incorporated by reference from the Form 10-SB filed by the company on November 5, 1999 and amended on January 7 and February 15, 2000.

(2) Incorporated by reference from the Annual Report on Form 10-KSB for the period ended December 31, 1999.

*        Filed herewith.

(b)      Reports on Form 8-K.

         On August 11, 2000, the Company filed a Report on Form 8-K, and on September 14, 2000, the Company filed an Amendment to such Report on Form 8-K.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements



                      THE FINANCIAL COMMERCE NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

                               SEPTEMBER 30, 2000

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


CONTENTS



===============================================================================



CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheet                                            F-2
     Consolidated Statements of Operations                                 F-3
     Consolidated Statement of Stockholders' Deficit                       F-4
     Consolidated Statements of Cash Flows                           F-5 - F-6
     Notes to Consolidated Financial Statements                     F-7 - F-11

INDEPENDENT ACCOUNTANT'S REVIEW REPORT



Board of Directors
The Financial Commerce Network, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of The Financial Commerce Network, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, the consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999, and the consolidated statement of stockholders' deficit for the nine months ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a significant working capital deficit, an accumulated deficit and a stockholders' deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Rothstein, Kass & Co., P.C.




Roseland, New Jersey
November 15, 2000

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

===========================================================================================================

SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                             $          19,251
  Marketable securities owned, at market                                                          183,557
  Other securities owned, at fair value                                                            42,122
  Other current assets                                                                            185,686
                                                                                        -----------------

    Total current assets                                                                          430,616

OFFICE EQUIPMENT, net of accumulated depreciation of $5,415                                        14,442

DUE FROM AFFILIATES                                                                               133,552

GOODWILL, net of accumulated amortization of $20,000                                              427,704

OTHER ASSETS                                                                                      379,600
                                                                                        ------------------
                                                                                        $       1,385,914
                                                                                        =================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                 $       1,065,499
  Bank loan payable, current portion                                                               20,364
  Deferred compensation                                                                           202,627
  Due to stockholders                                                                             247,817
                                                                                        ------------------

    Total current liabilities                                                                   1,536,307
                                                                                        ------------------
LONG-TERM LIABILITIES
  Bank loan payable, less current portion                                                          30,619
  Deferred compensation                                                                           863,373
  Due to stockholders                                                                              32,600
                                                                                        ------------------

    Total long-term liabilities                                                                   926,592
                                                                                        ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, authorized 50,000,000 shares,
    issued and outstanding 23,743,626 shares                                                       23,744
  Convertible preferred stock, $.001 par value, authorized 10,000,000
    shares, 128,000 issued and 70,000 outstanding                                                      70
  Additional paid-in capital                                                                   34,006,304
  Accumulated deficit                                                                         (34,773,001)
                                                                                        ------------------
                                                                                                 (742,883)
  Less treasury stock, at cost:
      Common, 405,088 shares                                                                     (284,102)
      Preferred, 5,000 shares                                                                     (50,000)
                                                                                        ------------------
    Total stockholders' deficit                                                                (1,076,985)
                                                                                        ------------------
                                                                                        $       1,385,914
                                                                                        ==================

See accompanying notes to consolidated financial statements

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS




==================================================================================================================================

                                                          NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                   2000                  1999                  2000                 1999
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
  Trading and commissions                    $       1,006,666     $       1,011,093    $          192,485    $         338,896
  Investment banking                                    62,969               355,951                25,000                   --
  Interest                                              15,087                30,100                 5,394               11,619
  Other                                                 13,125                32,333                    --                2,563
                                             -----------------------------------------------------------------------------------
                                                     1,097,847             1,429,477               222,879              353,078
                                             -----------------------------------------------------------------------------------

EXPENSES
  Employee compensation
   and benefits                                      1,743,425             1,519,206               484,798              436,940
  Clearance                                            180,609               526,123                84,978               95,495
  Occupancy                                            188,457               114,466                49,359               42,675
  Communications                                        81,352               204,475                30,074               89,439
  Insurance                                             29,679                14,264                 7,540                7,164
  Stock option and warrant compensation              1,026,236            20,700,000               337,500           20,700,000
  Other                                                954,326             1,614,101               315,919            1,044,357
                                             -----------------------------------------------------------------------------------
                                                     4,204,084            24,692,635             1,310,168           22,416,070
                                             -----------------------------------------------------------------------------------
NET LOSS APPLICABLE
  TO COMMON SHARES                           $      (3,106,237)    $     (23,263,158)    $      (1,087,289)   $     (22,062,992)
                                             ===================================================================================

BASIC AND DILUTED LOSS
  PER COMMON SHARE                           $           (0.14)    $           (1.28)    $           (0.05)   $           (1.08)
                                             ===================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES USED IN
  COMPUTING BASIC AND DILUTED
  LOSS PER COMMON SHARE                             22,045,395            18,172,050            23,714,737           20,382,805
                                             ===================================================================================


See accompanying notes to consolidated financial statements.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


======================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2000
======================================================================================================================

                                                                        COMMON STOCK              PREFERRED Stock
                                                                    -------------------           ---------------
                                                                    Shares        Amount         Shares      Amount

BALANCES, December 31, 1999                                       20,935,126   $   20,935        70,000    $       70

ACQUISITION OF ALWS                                                  125,000          125

COMMON STOCK ISSUED FOR SERVICES                                      13,500           14

COMMON STOCK ISSUED IN PRIVATE PLACEMENT                           1,440,000        1,440

ISSUANCE OF STOCK OPTIONS AND WARRANTS

ISSUANCE OF COMMON STOCK TO ACQUIRE STOCKCHICKEN.COM                 200,000          200

RESCISSION OF COMMON STOCK TO BE ISSUED FOR SERVICES

ISSUANCE OF COMMON STOCK TO ACQUIRE IRISHHERITAGESTORE.COM            30,000           30

COMMON STOCK ISSUED FOR COMPENSATION                                 900,000          900

ISSUANCE OF COMMON STOCK TO ACQUIRE THE500PITSTOP.COM
  AND COUNTRYANDWESTERNHITS.COM                                       50,000           50

ISSUANCE OF COMMON STOCK FOR LEGAL SETTLEMENT                         50,000           50

COMMON STOCK TO BE ISSUED IN PRIVATE
PLACEMENT (1,552,340 SHARES AS OF SEPTEMBER 30, 2000)

COMMON STOCK TO BE ISSUED FOR SERVICES (4,500 SHARES)

NET LOSS

TREASURY STOCK ACTIVITY
                                                               -------------------------------------------------------
BALANCES, September 30, 2000                                      23,743,626 $     23,744           70,000 $       70
                                                               =======================================================




                                                                                    Retained
                                                                  Additional         Earnings
                                                                   Paid-in         (Accumulated        Treasury
                                                                   Capital           Deficit)           Stock

Balances, December 31, 1999                                    $     30,305,711 $     (31,357,199)$             --

Acquisition of ALWS                                                     899,119          (309,565)        (244,887)

Common stock issued for services                                          6,863

Common stock issued in private placement                                718,560

Issuance of stock options and warrants                                1,012,500

Issuance of common stock to acquire StockChicken.com                    399,800

Rescission of common stock to be issued for services                    (93,750)

Issuance of common stock to acquire Irishheritagestore.com               22,470

Common stock issued for compensation                                    420,975

Issuance of common stock to acquire The500PitStop.com
  and CountryandWesternHits.com                                          37,450

Issuance of common stock for legal settlement                            37,450

Common stock to be issued in private
placement (1,552,340 shares as of September 30, 2000)                   310,468

Common stock to be issued for services (4,500 shares)                     2,720

Net loss                                                                               (3,106,237)

Treasury stock activity                                                 (74,032)                           (89,215)
                                                               ----------------------------------------------------
Balances, September 30, 2000                                   $     34,006,304 $     (34,773,001)$       (334,102)
                                                               ====================================================





See accompanying notes to consolidated financial statements.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


========================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30,                                                        2000                1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $       (3,106,237)   $    (23,263,158)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Stock option and warrant compensation                                               1,026,236          20,700,000
    Common stock issued for compensation                                                  421,875
    Common stock issued for services                                                      385,455             624,375
    Depreciation and amortization                                                          20,000               1,398
  Changes in operating assets and liabilities:
    Marketable securities owned, at market                                                231,296             111,792
    Other securities owned, at fair value                                                  28,918             (53,159)
    Other current assets                                                                  146,289            (423,628)
    Other assets                                                                         (319,600)            (10,520)
    Equity securities sold, not yet purchased                                                                 (32,425)
    Accounts payable and accrued expenses                                                  26,980             341,617
    Commissions payable                                                                   (26,317)           (111,338)
    Due to clearing broker                                                                                   (108,419)
    Deferred compensation                                                                 484,500
                                                                               ---------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (680,605)         (2,223,465)
                                                                               ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of office equipment                                                                                (5,040)
  Cash acquired in acquisition                                                                                755,000
                                                                               ---------------------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                      --             749,960
                                                                               ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock                                                                 1,030,468
  Sales of preferred stock                                                                                  1,202,000
  Acquisition of treasury stock                                                          (163,247)            (44,611)
  Advances from (repayments to) affiliates                                                 10,752            (114,570)
  Payments on bank loan                                                                   (13,538)             (8,020)
  Advances from (repayments to) stockholders                                             (187,583)            440,000
                                                                               ---------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 676,852           1,474,799
                                                                               ---------------------------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (3,753)              1,294

CASH AND CASH EQUIVALENTS, beginning of period                                             23,004              90,959
                                                                               ---------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                       $           19,251    $         92,253
                                                                               =======================================



See accompanying notes to consolidated financial statements.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES

================================================================================================================================

                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                   -----------------------
                                                                                                   2000               1999
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  Common stock issued to purchase
  StockChicken.com, Irishheritagestore.com,
    ThePitStop500.com and
    Countryandwesternhits.com                                                                   $     460,000    $          --
                                                           =====================================================================

  During the nine months ended September 30, 2000, the Company assumed liabilities of $47,704 as part of the acquisition of the StockChicken.com




See accompanying notes to consolidated financial statements.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================

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

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



===============================================================================

    2.      SUMMARY OF SIGNIFICANT
             ACCOUNTING POLICIES
             (CONTINUED)                       ACQUISITIONS (CONTINUED)

                                               During May 2000, TFCN entered
                                               into an agreement whereby TFCN
                                               exchanged 200,000 restricted
                                               shares of the Company's common
                                               stock in exchange for all of the
                                               issued and outstanding shares of
                                               StockChicken.com and assumed
                                               liabilities of approximately
                                               $47,000. The shares will be
                                               issued to the stockholders of
                                               StockChicken.com with a valuation
                                               of $2.00 per share. The
                                               acquisition has a "reset"
                                               provision that provides on the
                                               sixth month anniversary of the
                                               closing, if the price of TFCN
                                               common stock is below a $2.00 bid
                                               price for five consecutive
                                               trading days, then the selling
                                               shareholders will be given an
                                               additional number of TFCN common
                                               shares to offset the price. The
                                               accompanying consolidated
                                               financial statements reflect
                                               operations of StockChicken.com
                                               from May 18, 2000, the closing
                                               date of the agreement, through
                                               September 30, 2000. In connection
                                               with this transaction, the
                                               Company recorded goodwill of
                                               approximately $447,704, which
                                               represents the excess value of
                                               the shares issued over the net
                                               assets of StockChicken.com that
                                               were acquired. For the period
                                               May 18, 2000 to September 30,
                                               2000, StockChicken.com had no
                                               revenues.

                                               In June 2000, the Company
                                               issued 30,000 shares of
                                               restricted common stock in
                                               exchange for the domain name
                                               "Irishheritagestore.com" and
                                               all rights associated with any
                                               and all revenues generated
                                               from the arrangement with
                                               Vstore.com, the provider of
                                               the merchandise for
                                               Irishheritagestore.com.

                                               In August 2000, the Company
                                               issued 50,000 shares of
                                               restricted common stock in
                                               exchange for the rights to the
                                               domain names. The
                                               500PitStop.com and
                                               CountryandWesternHits.com and
                                               all rights associated with and
                                               any and all revenue generated
                                               from the seller's agreement
                                               with Vstore.com.

                                               INCOME (LOSS) PER COMMON SHARE

                                               The Company complies with
                                               Statement of Financial Accounting
                                               Standards No. 128, "Earnings Per
                                               Share" (SFAS 128). SFAS 128
                                               requires dual presentation of
                                               basic and diluted earnings per
                                               share for all periods presented.
                                               Basic earnings per share excludes
                                               dilution and is computed by
                                               dividing income (loss) available
                                               to common shareholders by the
                                               weighted average number of common
                                               shares outstanding for the
                                               period. Diluted earnings per
                                               share reflect the potential
                                               dilution that could occur if
                                               securities or other contracts to
                                               issue common stock were exercised
                                               or converted into common stock or
                                               resulted in the issuance of
                                               common stock that then shared in
                                               the earnings of the entity. Basic
                                               and diluted income (loss) per
                                               common share, were the same for
                                               2000 and 1999 because of the
                                               Company's losses. Unexercised
                                               stock options and warrants to
                                               purchase 14,262,500 shares of the
                                               Company's common stock and shares
                                               issuable upon the conversion of
                                               the preferred stock at September
                                               30, 2000 were not included in the
                                               computations of diluted income
                                               (loss) per common share because
                                               their effect would have been
                                               antidilutive as a result of the
                                               Company's losses.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================

3.          GOING CONCERN                      The accompanying consolidated
                                               financial statements have been
                                               prepared assuming that the
                                               Company will continue as a going
                                               concern.  As of September 30,
                                               2000 the Company had a working
                                               capital deficit of approximately
                                               $1,106,000, an accumulated
                                               deficit of approximately
                                               $34,773,000 and a stockholders'
                                               deficit of approximately
                                               $1,077,000.  During the nine
                                               months ended September 30,
                                               1999, the Company sustained a
                                               loss from operations of
                                               approximately $2,563,000,
                                               exclusive of non-cash charges for
                                               stock based  compensation of
                                               approximately  $20,700,000.
                                               This loss resulted primarily
                                               from the Company  establishing
                                               itself as a reporting public
                                               company, developing its internet
                                               portal, and building its
                                               infrastructure.  In order to
                                               effectuate the foregoing, key
                                               revenue producers employed by
                                               ALWC were heavily involved and
                                               were, therefore, limited in the
                                               time they were able to devote to
                                               generating revenues during the
                                               year.  For the nine-month
                                               period ended September 30,
                                               2000, the Company sustained a
                                               loss of approximately
                                               $2,080,000 exclusive of
                                               charges for stock based
                                               compensation of approximately
                                               $1,026,000. During February and
                                               March 2000, the Company raised
                                               approximately $720,000 through a
                                               private placement and during
                                               August and September 2000
                                               approximately $420,500 was
                                               raised in a second private
                                               placement (SEE NOTE 6). In
                                               order to continue as a going
                                               concern the Company must
                                               continue to raise additional
                                               capital, attain future
                                               profitable operations,
                                               increase its revenue streams
                                               and reduce expenses.

                                               There can be no assurance the
                                               Company will be able to raise
                                               additional capital. If the
                                               Company is unable to raise
                                               additional capital, attain
                                               future profitable operations,
                                               increase its revenues and
                                               reduce expenses its financial
                                               condition, results of
                                               operation and cash flow are
                                               likely to be materially
                                               adversely affected. These
                                               matters raise substantial
                                               doubt about the Company's
                                               ability to continue as a going
                                               concern. The accompanying
                                               consolidated financial
                                               statements do not include any
                                               adjustments relating to the
                                               recoverability of recorded
                                               asset amounts or amounts and
                                               classifications of liabilities
                                               that might result should the
                                               Company be unable to continue
                                               as a going concern.

4.          INVESTMENTS                        In March 2000, the Company
                                               acquired 980,000 shares of Series
                                               A Preferred stock and 250,000
                                               options to acquire preferred
                                               stock of an unrelated company for
                                               $500,000. The Company paid
                                               $250,000, which is included in
                                               other assets, and has not
                                               received the 250,000 options. The
                                               Company and the unrelated party
                                               agreed that the Company would pay
                                               the balance of $250,000 by April
                                               30, 2000, at which time the
                                               options will be issued. To date,
                                               the payment has not been made and
                                               the options have not been issued.
                                               Both companies agreed to cancel
                                               the 980,000 Series A Preferred
                                               Stock certificate and the
                                               unrelated party would issue a
                                               certificate for 490,000 shares
                                               representing the investment to
                                               date. The preferred stock is
                                               convertible into common stock of
                                               the unrelated company upon
                                               certain sale events (as defined).
                                               The Company has the possibility
                                               of future financings at the
                                               option of the unrelated company,
                                               under which it would receive
                                               similar securities. If the
                                               unrelated company seeks
                                               financing, other than from the
                                               Company, the Company will receive
                                               100,000 warrants to purchase
                                               common stock upon the occurrence
                                               of a sale event. In the event the
                                               unrelated company seeks financing
                                               from the Company and the Company
                                               is unable to arrange suitable
                                               financing, then the unrelated
                                               company will receive 100,000
                                               warrants to purchase common stock
                                               of the Company. As of
                                               September 30, 2000, the
                                               Company is carrying the
                                               investment at cost and is
                                               evaluating the viability of
                                               the investment and the
                                               underlying entity.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================

5.      OTHER CURRENT ASSETS                   Included in other current assets
                                               is approximately $123,000 due
                                               from Rascals International,
                                               Ltd., a company that TFCN had
                                               signed a letter of intent to
                                               acquire. The amount is payable
                                               in either cash or shares of
                                               Rascals stock, at a valuation
                                               of $.20 per share.


6.      STOCKHOLDERS' DEFICIT                  During January 2000, the Company
                                               authorized the issuance of
                                               1,010,000 shares of common stock
                                               to certain employees of the
                                               Company. These shares will vest
                                               over a period of one year
                                               commencing January 1, 2000,
                                               provided the employees remain
                                               with the Company until December
                                               31, 2000. The accompanying
                                               consolidated financial
                                               statements include compensation
                                               expense of approximately
                                               $422,000 related to these shares
                                               for the nine months ended
                                               September 30, 2000. The shares
                                               were issued in May 2000. To
                                               date, 110,000 shares have been
                                               forfeited, of which, 100,000
                                               were not returned until October
                                               2000. The weighted average per
                                               share amounts give effect to
                                               these forfeitures as though
                                               the shares were never issued.

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

                                               During August and September, the
                                               Company raised approximately
                                               $420,500 in a Regulation D
                                               Private Placement, of which
                                               approximately $310,000 had been
                                               received as of September 30,
                                               2000. During October 2000, the
                                               Company issued 2,102,500 shares
                                               of its common stock related to
                                               this private placement.


7. COMMITMENTS                                 The Company issued 260,000
                                               shares of common stock, which
                                               vest over one year, to a
                                               consultant that will be
                                               responsible for establishing
                                               an office in Geneva,
                                               Switzerland. In addition, the
                                               agreement provides for the
                                               payment of commissions based on
                                               the sales that are derived from
                                               the office. Other current assets
                                               include approximately $28,000 at
                                               September 30, 2000 related to
                                               this issuance and approximately
                                               $338,000 has been charged to
                                               operations for the nine months
                                               ended September 30, 2000.

                                               During August 2000 AWBD was in
                                               violation of its minimum net
                                               capital requirement. The
                                               violation was due to a haircut
                                               and undue concentration
                                               reduction on an equity
                                               security. The violation was
                                               cured the following day by
                                               liquidating a portion of the
                                               equity position.

THE FINANCIAL COMMERCE NETWORK, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



===============================================================================

8.          CONTINGENCIES                      In the normal  course of
                                               business,  the Company has been
                                               named as a defendant in various
                                               matters.  Management  of the
                                               Company, after consultation with
                                               legal counsel, believes that the
                                               resolution of these matters will
                                               not have a material adverse
                                               effect on the financial
                                               condition, results of operations
                                               or cash flows of the Company.


9.          SUBSEQUENT EVENTS                  The Company's Chairman resigned
                                               during October 2000.

                                               In November 2000, the Company
                                               obtained financing of $200,000
                                               in the aggregate in exchange
                                               for its issuance of 1,000,000
                                               shares of Common Stock at $.10
                                               per share and $100,000
                                               short-term notes convertible
                                               into Common Stock at a
                                               conversion price of $.10 per
                                               share.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE FINANCIAL COMMERCE NETWORK, INC.



                                    By:   /s/ Ara Proudian
                                       ---------------------------------
                                          Ara Proudian
                                          President and Chief Financial Officer

December 5, 2000