Form 10KSB
period 2000-12-31
FINANCIAL COMMERCE NETWORK INC
filed 2001-05-02
CIK 1098481

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

For the fiscal year ended December 31, 2000.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934.

For the transition period from                         to
                               -----------------------    ---------------------

                         Commission file number 0-27971

                      THE FINANCIAL COMMERCE NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

                        Nevada                                  22-2582276
             (State or other jurisdiction                    (I.R.S. Employer
           of incorporation or organization)                Identification No.)

              40 Wall Street, 31st Floor
                  New York, New York                            10005-1301
       (Address of principal executive offices)                 (Zip Code)

                                 (212) 635-9587
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
                  Title of Each Class         on Which Registered
                  -------------------         --------------------
                         none                         n/a

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X          No
    ----------------      -----------------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $730,294

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. $761,297, as of April 20, 2001.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. [ ]

Yes                     No
    -----------------      -----------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 32,389,123* shares of common stock, par value $.001 per share, as of April 20, 2001.

Transitional Small Business Disclosure Format (check one):

Yes                     No         X
    -----------------      ----------------

* Excludes 3,000,000 shares that are being cancelled.

                                TABLE OF CONTENTS

Item                                                                                 Page
----                                                                                 ----
                                     PART I

Item 1.    Description of Business......................................................1
              (a) Business Development..................................................1
              (b) Our Business..........................................................2

Item 2.    Description of Property......................................................7

Item 3.    Legal Proceedings............................................................7

Item 4.    Submission of Matters to a Vote of Security Holders..........................8

                                     PART II

Item 5.    Market for Common Equity and Related
           Stockholder Matters..........................................................9

Item 6.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations............................10

Item 7.    Financial Statements......................................................F-1*

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................14

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a)
           of the Exchange Act.........................................................15

Item 10.   Executive Compensation......................................................16

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management..............................................................17

Item 12.   Certain Relationships and Related Transactions..............................19

Item 13.   Exhibits, List and Reports on Form 8-K......................................20

Signatures.............................................................................20

*Page F-1 follows Page 20.

                                     PART I

Item 1. Description of Business

     (a) Business Developments

     We are a Nevada corporation, originally organized in Washington on July 11, 1969. Prior to March 1999, we had not had any material operations for some years.

     On February 16, 1999, the Board of Directors of the Company approved the issuance of an option to certain shareholders to purchase 15 million shares of our common stock at an aggregate exchange price of $5,000. On February 24, 1999, David Weiss, a former employee of Alexander, Wescott & Co., Inc. ("ALWC") purchased the option from the shareholders for $95,000.

     On March 11, 1999, Mr. Weiss exercised the option to purchase 15 million shares. He then contributed 13.5 million shares to the Company to enable us to acquire operating subsidiaries. On March 29, 1999, we acquired all of the shares of ALWC, a securities brokerage firm from Alexander, Wescott Holdings, Inc., a holding company predominately owned by Richard H. Bach, our present Chief Executive Officer and Chairman of the Board. The acquisition was in exchange of
13.5 million shares, or 68%, of our then issued and outstanding common stock. Alexander, Wescott Holdings subsequently made a self tender for its shares of common stock in exchange for shares of our common stock. The purpose of the self tender was to distribute the consideration received from the sale of Alexander, Wescott Holdings' principal asset to its shareholders.

     Pursuant to the approval of our shareholders at a meeting held on May 13, 1999, we re-incorporated in Nevada as Intrex.com, Inc., effective May 19, 1999. On September 8, 1999, we changed our name to The Financial Commerce Network, Inc. We maintain our office at 40 Wall Street, 31st Floor, New York, New York 10005.

     During the first quarter of 2000, we acquired all of the shares of Alexander Wescott Securities, Ltd., a Bermuda broker-dealer, in exchange for 125,000 shares of our common stock from a company in which Richard H. Bach, the principal stockholder of the Company, owns more than 80% of the capital stock.

     Since January 1, 2001 through April 27, 2001, we have increased the number of registered representatives, at the Company, including senior executives from 5 to 19. Part of this growth has come through hiring of brokers associated with securities brokerage firms that have gone out of business in the market downturn that began in 2000 and has continued into 2001. These brokers have brought many of their active accounts to the firm. We have also arranged for the transfer to us of the accounts of a closed broker-dealer in consideration for 1,000,000 shares of our common stock provided that the assets carried in the transferred accounts exceed $13,000,000, 250,000 shares of common stock for each $500,000 of commissions generated from the accounts during the first year up to an additional 1,000,000 shares and our agreement to pay to the former principals of the closed broker-dealer a percentage of commissions generated from transferred accounts. We cannot estimate at this time what portion of those accounts we will be able to retain as the clients can request that their accounts be transferred to another brokerage firm. We are planning to hire additional registered representatives and acquire accounts of closed firms, if such opportunities become available to us.

     (b) Our Business

     Alexander, Wescott & Co, Inc.

     Our core business is conducted through our wholly-owned subsidiary ALWC, a registered broker, which is engaged in the securities brokerage and investment banking businesses.

     ALWC is a broker-dealer which provides order execution, block trading and investment banking services. ALWC has full service capabilities and is registered with the SEC and the CFTC and is a member of the NFA, the Municipal Securities Rulemaking Board, and the Securities Investor Protection Corporation.

     Our management believes that ALWC's approach to the securities business is similar to a private bank. ALWC believes in looking after the needs of its clients, both institutions and individuals, with the objective of establishing long-term relationships. ALWC's staff of 19 investment professionals, including our executive officers, in our Wall Street office, provide order execution, block trade execution and investment banking services.

     Institutional and High-Net Worth Individual Sales: Much of the firm's brokerage revenues are generated by the firm's clients that are institutions, such as fund managers, banks and other broker-dealers, and high net worth individuals. A significant percentage of ALWC's total revenues are commissions (both agency and principal) on brokerage transactions resulting from the sale of equity and fixed income securities.

     We generally hire seasoned brokers with an established book of clients who are located throughout the U.S., Europe and other parts of the world. This reduces both the typical production start-up delays associated with inexperienced salesmen and the failure or attrition of those new recruits. We plan to hire more seasoned professionals so that the firm can service its clients better and increase its production faster with producing salesmen. With the closing of securities brokerage firms, many brokers are available for hire. The firm is currently registered in 40 states, and anticipates being registered in more as it continues to grow.

     The securities industry is directly affected by national and international economic and political conditions, broad trends in business and finance, and substantial fluctuations in volume and price levels of securities transactions which can occur daily as well as over longer periods of time. In addition, fluctuations in prices affect the value of securities positions held by ALWC, and thus, its profitability.

     Merchant Banking. From time to time, the firm has made and expects to continue to make strategic investments for its own account. We have made two significant investments, ranked by cost and not including the reverse acquisition of ALWC, since January 1, 1998.

     On March 15, 2000, we acquired an interest in Naturalist.com. Naturalist.com has a lifestyle Internet portal which offers "best of" products and services for users of outdoor recreational equipment and health regimens who are supporters of practical environmentalism. It also provides chat rooms and other information on environmental issues to users of its portal. We acquired 490,196 shares of Common Stock of Naturalist.com for an investment of $250,000, which constitutes 4.8% of its outstanding common stock.

     In June 2000, we acquired StockChicken.com, Inc., a Florida corporation, an entity that owns and operates a website of the same name designed to provide investment education, financial newsletters, real-time quotes, research reports and other personal finance-related services. On June 14, 2000, we issued 200,000 shares of our common stock to stockholders of StockChicken.com in exchange for all of the issued and outstanding shares of common stock of StockChicken.com and StockChicken.com became our wholly-owned subsidiary. On December 1, 2000, under the reset provisions of the acquisition agreement, we issued 1,494,924 additional shares to the former owners of StockChicken.com. StockChicken.com is presently inactive and we have no current plans to devote resources to development of its website.

     Corporate Finance Department: ALWC's investment banking activities encompass raising capital for small, growing public corporations through private placements and bridge loans.

     ALWC's investment banking clients are carefully selected companies which Management believes are undervalued firms with strong growth potential. In connection with its investment banking activities, ALWC offers related services to its corporate clients. In addition to the public or private financing of a corporate client, these services may include participation in the corporation's active development as an investment banker and consultant, generating fee income. The firm primarily sells securities issued by its investment banking clients to clientele that qualify as accredited investors, as defined by the federal securities laws.

     ALWC presently intends to conduct its public and private offerings on a best efforts basis and not a firm commitment basis. In a firm commitment offering before accepting any offers for the purchase of securities, the underwriter guaranties subject to market outs and other contractual conditions, that the offering will be completed. The clientele for best efforts offerings are generally smaller, less well capitalized firms.

     Participation as a manager or member of an underwriting syndicate or selling group involves significant economic risks, although one type of risk is reduced in a best efforts underwriting. Under the federal securities laws, other statutes and court decisions with respect to underwriters' liabilities and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to such offerings. In addition, in a firm commitment underwriting, an underwriter or selling group member may incur losses if it is forced to resell the securities it is committed to purchase at less than the agreed purchase price.

     Internet Trading: We provide our clients with the ability to execute unsolicited trades of securities and commodities through the TFCN.com portal site, which we call "The Financial Commerce Network." The portal is available to the investing public and to our traditional client base. ALWC's charges a fee of $14.95 for executing each trade. The web site also provides portfolio management and research tools, including quotes, charts, access to press releases, news articles, SEC reports and earnings estimates and analyses of other securities brokerage firms. The portal is available to visitors to the Naturalist.com website through a user interface called

"SRI Direct", which is an acronym for socially responsible investing. SRI
Direct provides its users information on the environmental practices and records of selected companies which enable the users to invest in companies that take into account the environmental effects of their business practices. The Naturalist.com internet site in designed to appeal to users of outdoor recreational equipment and health regimens who are supporters of practical environmentalism.

     ALWC's Market Maker Activities: ALWC maintained a trading desk for most of fiscal 2000 and acted as a market maker in numerous securities. This means that ALWC created a market for the purchasers and sellers of such securities. We may decide in 2001 or thereafter to hire licensed traders to enable us to resume the trading and market making functions. For ALWC to resume its market maker activities, it would be required to maintain a higher minimum net capital, as required under the federal securities laws, than other broker-dealers which do not make markets.

     Clearing Accounts and Operations: ALWC introduces its clients on a fully disclosed basis to First Southwest Company. A fully disclosed account is an account in which the clearing firm maintains an account in the name of the client, as opposed to an omnibus account which is maintained only in the name of the introducing broker-dealer. The firm chose to clear its business because this results in substituting a variable cost for a fixed cost. ALWC does not hold any funds or securities of its customers and does not directly settle or clear either its own or its customers' securities transactions. First Southwest Company's clearing services include billing and credit control, as well as receipt, custody and delivery of securities, on a fee basis. These services relieve ALWC from most of the administrative functions associated with brokerage activities and free the firm from the need and expense of expanding its operations department.

     Internet Portal

     During 1999 and 2000, we established The Financial Commerce Network portal. To date, the portal has had insignificant revenues. The portal serves as our internet securities trading and research site. Registered members and other users of the site are also offered concierge services, which include hotel reservations and theater, concerts and sports tickets.

     Competition

     There are many existing entities conducting business and competing with our securities brokerage and investment banking businesses. Many of these companies also have internet trading and investment research sites that compete with our own web site. Many of our competitors in securities brokerage have been in business for much longer or are larger and more established than us, such as Morgan Stanley, Merrill Lynch & Co., PaineWebber, W.R. Hambrecht Inc., Wit Soundview and Charles Schwab. Other competing companies in the internet trading business are relatively new to this business, such as Datek and E*Trade. There are also many firms that compete with us in providing investment banking and corporate finance services to companies with small capitalizations.

     During the past few years, many large non-securities companies have entered the securities business by acquiring securities firms. Commercial banks and thrift institutions have entered some areas of the business by offering discount brokerage, financial and investment banking services traditionally provided only by securities firms. In addition, legislation adopted in recent years has allowed affiliates of banks to enter additional areas, such as underwriting corporate services, previously barred to them. These developments have resulted, and may continue to result, in significant additional competition for ALWC.

     ALWC primarily seeks to compete by developing client relationships and delivering personalized service.

     Government and Self-Regulatory Organization Regulations and Rules

     The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission
(SEC) is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules which are subject to approval by the SEC which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation as broker-dealers by securities commissions in the states in which they are registered.

     The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure of securities firms, recording and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather that protection of creditors and stockholders of broker-dealers.

     In October 2000, without a formal charge or investigation by the NASD, we, together with our former registered principal agreed to be censured for violations in 1999 of the federal securities laws and NASD rules, including, the release to us of funds raised in the sale of our preferred stock before subscriptions for the $1,000,000 minimum offering amount had been received and our misrepresentation to clients that the minimum offering had been received, conducting a securities business for a period of four months when we were undercapitalized for purposes of the Net Capital Rule (described below), failure to make timely reports of a Minnesota cease and desist order, an $86,000 judgment and customer complaints, failure to report all of our trades within the required 90 second period, and reporting some of our agency trades as principal trades. The Company was fined $7,000 and an additional fine of $9,000 was assessed jointly and severally against the Company's former registered principal and the Company.

     As a registered broker-dealer, the Company is required by federal law to belong to the Securities Investor Protection Corporation (SIPC). When the SIPC fund falls below a certain minimum amount, members are required to pay annual assessments to restore the fund.

     ALWC's commodities and municipal bond brokerage businesses is subject to stringent regulation by the Commodities Futures Trading Commission (CFTC) and is also regulated by the National Futures Association, a self-regulatory organization to which the CFTC has delegated authority. ALWC is also a member of the Municipal Securities Rulemaking Board, which regulates municipal bond sales and trading.

     Additional legislation and regulations and changes in rules promulgated by the SEC or other U.S. Federal and state governmental regulatory authorities and self-regulatory organizations and by non-U.S. governments and governmental regulatory agencies may directly affect the manner of operation and profitability of ALWC.

     ALWC is subject to the Net Capital Rule promulgated by the SEC, which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, ALWC is required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. ALWC's capital fell below the required amounts on several occasions in fiscal 2000. Such capital impairment could result in substantial fines to the Company and, if it recurs, could limit ALWC's activities which could reduce ALWC's revenues and significantly impair its business. Continuing operating losses or other extraordinary charges which will reduce net capital may adversely affect the ability of ALWC to expand or even maintain its present level of business. In addition to the violations in 1999 of the Net Capital Rule described above, the Company was undercapitalized for purposes of the Net Capital Rule for several days during 2000. This may result in sanctions or additional fines against the Company or its principals.

     In computing net capital under the Net Capital Rule, various adjustments, are made to net worth with a view to excluding assets not readily convertible into cash and to provide a conservative statement of other assets, such as the firm's position in securities. To that end, a deduction is made against the market value of securities to reflect the possibility of a market decline prior to their disposition. Thus, the Net Capital Rule, which is unique to the securities industry, is more restrictive than general accounting computations of net worth or shareholders' equity. The requirements of the Net Capital Rule could limit operations of the Company, such as underwriting and trading activities, that require use of significant amounts of capital.

     Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices, use of client funds and securities, and conduct of directors, officers, and employees. Violations of the stringent regulations governing the actions of a broker-dealer may result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders and the suspension or expulsion from the securities business of a firm, its officers, or employees. The SEC and the national securities exchanges emphasize in particular the need for supervision and control by broker-dealers of their employees.

     Trademarks

     We have no registered trademarks or other registered intellectual property.

     Employees

     We employ a full-time staff of approximately 22, and one part-time employee, not including our two senior executives, and we have arrangements with independent contractors for various compliance, financial management, bookkeeping and computer consulting services. Our management considers our relations with our employees to be satisfactory.

Item 2. Description of Property

     We sublease, under a month-to-month arrangement, approximately 10,000 square feet of office space on the 31st Floor at 40 Wall Street, New York, New York, at a monthly rental of $22,000.

Item 3. Legal Proceedings

     The Financial Commerce Network or ALWC is a defendant in each of the following legal proceedings.

     Blank Rome Tenzer Greenblatt LLP v. Alexander, Wescott & Co., Inc. et al. (Complaint filed on October 17, 2000 in the Supreme Court of the State of New York, New York County). This is an action to recover attorneys fees and related disbursements. Plaintiff is seeking an amount of approximately $202,500. ALWC asserts that approximately $76,500 of the total amount are for services rendered to our investment banking prospect client and are not payable by us. The discovery phase has not yet begun in this litigation.

     I.R. International Consultants, Inc. has served ALWC with a Summons and Complaint dated February 29, 2001 in the District Court of the State of New York, First District, County of Nassau, alleging $24,627.60 is due to it for investor relations and advertising services performed for ALWC in May and June, 2000. Our special counsel is reviewing the complaint and gathering the relevant facts in order to determine our defenses, if any.

     OM Technology, Inc. v. The Financial Commerce Network, Inc. (Complaint filed in the Supreme Court of New York, County of New York, on April 10, 2000). OM Technology seeks payment of an account stated of approximately $750,000 and damages of $1,500,000. We had contracted with OM Technology for development of an online trading platform. We contend that the plaintiff did not have suitable software and could not provide the necessary software for the trading facility within the agreed upon time frame, thus causing us irreparable damage. We never used any of OM Technology's software or equipment in our online operation. This litigation is presently in the discovery phase.

     Sharp Decisions, Inc. v. The Financial Commerce Network, Inc. (Complaint filed April 4, 2000 in the Supreme Court of the State of New York, County of New
York). Plaintiff alleges breach of contract for services rendered and is seeking fees payable of approximately $39,500 plus interest. Plaintiff asserts that it was retained from August 1999 through November 1999 to provide personnel to perform computer consulting services for us. We have asserted the defenses that the services provided were insufficient for the amount billed and that the computer professionals provided by plaintiff performed work that was not requested by us. This litigation is presently in the discovery phase.

     Walsh-Lowe Constantin Group, LLC. v. TFCN Alexander, Wescott (Complaint filed on May 16, 2000 in the Supreme Court of the State of New York, County of New York). Plaintiff claims breach of contract in regard to the services provided during the Fall of 1999 by its project management and consulting engineers in connection with our website infrastructure. Plaintiff is seeking payment of approximately $27,000 for hours billed and invoiced but not paid. We have asserted that the amount billed is overstated due to the minimal amount of services provided. This litigation is presently in the discovery phase.

     Douglas G. Zimmer v. Alexander, Wescott & Co., Inc. (Arbitration before the NASD instituted in June 19, 2000). Plaintiff is a former securities salesman of ALWC. The complaint alleges improper termination in July 1998 and defamatory statements by us in our reports to the NASD and seeks approximately $23,000 in damages. We allege that Mr. Zimmer improperly sold securities to a client. Mr. Zimmer disclaims responsibility for the sale. The subsequent cancellation of the trade caused a loss to us of approximately $12,235.00. We subsequently terminated Mr. Zimmer's employment and retained any commissions owed to him to offset the loss. The arbitration proceeding has been completed and we are awaiting the decision of the arbitrator.

     In March, 2001, we settled the Todd Nisbet v. The Financial Commerce Network, Inc. litigation (Complaint filed February 9, 2000 in Superior Court of New Jersey Law Division: Essex County). Plaintiff was employed as our chief operating officer under an employment agreement dated June 22, 1999. Mr. Nisbet sought damages of $150,000 based on alleged breach of contract and other related claims. We asserted that in the fall of 1999, we offered Mr. Nisbet another position with the Company because our Board of Directors felt he was unable to fulfill his duties as chief operating officer, but the offer was declined. Mr. Nisbet left our employ in November 1999. Under the settlement, we are paying Mr. Nisbet $75,000 in 18 equal consecutive monthly installments.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is traded under the symbol "FCNI" in the over-the-counter market and reported on the NASD Over-the-Counter Bulletin Board (www.otcbb.com). The following table sets forth the high and low closing prices for 2000, and bid prices for 1999, of our common stock as reported on the Over-the-Counter Bulletin Board for the periods indicated. The prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     The market for our common stock has been sporadic and there have been long periods during which there were few, if any, transactions in our common stock and no reported quotations. Accordingly, you should not rely on the quotes listed below, as the trades and depth of the market may be limited, and therefore, such quotes may not be a true indication of the current market value of our common stock.

Fiscal Year Ended                                    Bid or Closing Prices
  December 31, 2000                                High              Low
-------------------------------------------------------------------------------
January 1, 2000 through
  March 31, 2000                                   $1.50             $0.60

April 1, 2000 through
  June 30, 2000                                    $1.20             $0.469

July 1, 2000 through
  September 30, 2000                               $0.938            $0.25

October 1, 2000 through
  December 31, 2000                                $0.70             $0.032

Fiscal Year Ended
  December 31, 1999
-------------------------------------------------------------------------------
January 1, 1999 through
  March 31, 1999                                   $2.50             $0.75

April 1, 1999 through
  June 30, 1999                                    $7.25             $2.06

July 1, 1999 through
  September 30, 1999                               $2.87             $4.75

October 1, 1999 through
  December 31, 1999                                $3.37             $0.47

     As of March 31, 2001, there were approximately 543 record holders of our common stock.

     We have never paid any cash dividends on our common stock, and we have no present intention to do so. We intend to retain any earnings for use in our business.

     Recent Sales of Unregistered Securities

     On December 1, 2000 we issued 1,494,924 additional shares to the former owners of StockChicken.com under the reset provisions of the acquisition agreement between us and the owners of StockChicken.com. These securities were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

     During August, September, and October 2000, we sold 1,552,500 shares of common stock at a price of $.20 per share in a private placement to accredited investors, exempt under Rule 506 of Regulation D under the Securities Act, for total proceeds of $310,500. In addition, in October 2000, we issued 500,000 shares in this private placement for which we have not yet received payment of the $100,000 purchase price which we believe was due, although the purchaser alleges that only $25,000 is payable. We have agreed to accept $25,000 in full payment for the shares, but such amount has not been paid. If not paid, we plan to seek rescission of the sale and issuance of the 500,000 shares.

     In of November, 2000, we sold 1,000,000 shares of common stock to an accredited investor for an aggregate of $100,000, and in January, 2001 we sold and additional 1,000,000 shares to such investor for an aggregate of $100,000. The sale were exempt from registration pursuant to Rule 506.

     In January 30, 2001 we sold 1,000,000 shares of common stock to an accredited investor for an aggregate of $100,000. The sale was exempt from registration pursuant to Rule 506.

     In February, 2001, we agreed to issue up to 2,000,000 shares of common stock in connection with the transfer to us of the accounts of a closed broker-dealer. These shares have not yet been issued. The issuance thereof is exempt from registration under Section 4(2) of the Securities Act.

     In February, 2001 we sold 2,000,000 shares of common stock to an accredited investor for an aggregate of $50,000. The sale was exempt from registration pursuant to Rule 506.

     In February 2001 the Company agreed to issue 408,000 shares of common stock of the Company to affiliates of Rick Bach in exchange for $10,200 of recently made loans. On February 9, 2001, the Company agreed to convert $250,000 of the Company's deferred salary obligation to Rick Bach into 8,333,333 shares of common stock. None of the shares issuable to Richard Bach or his affiliates in exchange for debt or deferred salary obligations have yet been issued. Mr. Bach has agreed that the Company can defer the issuance of any portion of such shares and he has agreed not to exercise his options, if the Company does not have an adequate number of authorized shares available.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Our core business is securities brokerage and investment banking. Since January 1, 2001, we have added 14 registered representatives, many of whom came from securities brokerage firms that have gone out of business in the market downturn that began in 2000 and has continued into 2001. We have also entered into an agreement for the transfer to us of accounts of a recently closed brokerage firm. We are continuing to review accounts and interview registered representatives of securities brokerage firms that are closing with the intention of entering into agreements for the transfer to us of such accounts or the hiring of such registered representatives. We provide our brokerage clients with an online trading capability in securities and commodities. Our website also acts as a portal through which brokerage clients or other registered users can purchase a concierge services, which include hotel reservations and theater, concerts and sports tickets. We are also continuing to review other companies for potential acquisitions, although we do not presently intend to initiate an acquisition because of the relatively low value of our shares and our financial position. Accordingly, we intend to concentrate our efforts on increasing the revenues of our brokerage and investment banking businesses. We also seek to raise additional capital to alleviate our working capital deficit, although we may not be able to do so.

     As at December 31, 2000, $1,616,631 of our liabilities consisted of obligations to Richard Bach, our principal stockholder, Chief Executive Officer and Chairman of the Board, and to Ara Proudian, our former president, of which $916,000 consisted of deferred compensation to Mr. Bach, $175,000 consisted of deferred compensation to Mr. Proudian, $180,473 consisted of the balance due on loans from Mr. Bach and $345,158 consisted of the balance due on loans from other stockholders. If all such liabilities are excluded, our working capital deficit as of December 31, 2000 would be reduced to $621,703 and if the liabilities were converted to capital, we would have reduced stockholders deficit to $288,356.

     Except for historical information, the materials contained in this Management's Discussion and Analysis is forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act) and involve a number of risks and uncertainties. The first is that our accountants, who have reviewed the financial statements included in this report, have expressed substantial doubt about whether we can continue as a going concern due to our working capital deficit, accumulated losses and stockholders' deficit. Unless we can raise additional capital, attain future profitable operations, increase revenues, reduce expenses, and obtain relief from the obligations to our principal and chief executive officer, our financial condition and our results of operations and cash flows are likely to be materially adversely affected, and we may have to curtail operations. Other risks include the periodic downturns in our principal business sector, securities brokerage and investment banking, reductions in our broker-dealer's net capital that could compel us to curtail our operations, potential liability for misinformation about our clients in our investment banking activities, intense price competition in the brokerage business, the lack of predictability of investment banking income for a small brokerage firm, competition for customers in the investment banking business with companies that have an extensive international research and sales capability, our history of losses, turnover in our management, the absence of a permanent chief financial officer, the large number of outstanding options and other convertible securities that will substantially dilute our earnings if we become profitable, and the substantial number of unregistered shares that we are required to register, which if registered and sold in the market could materially adversely effect the trading price for our common stock.

     Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, forward-looking statements are inherently subject to risks and uncertainties, including the risks and uncertainties listed above, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures we have made in this report. This report attempts to advise interested parties of the factors that may affect our business, financial condition and results of operations and prospects and the resulting risks. The forward-looking statements made in this report speak only as of the date of this report, and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements made in this report to reflect changes in our expectations or future events.

     Results Of Operations

     The following discussion gives effect to ALWC being treated as the accounting acquirer in a reverse acquisition. In March 1999, we acquired ALWC in an exchange of shares. The results of operations reflect the historical results of ALWC since its inception.

     During the first quarter of 2000, we entered into an agreement with Alexander Wescott International, LTD., pursuant to which we exchanged 125,000 restricted shares of common stock in exchange for all of the issued and outstanding shares of Alexander Wescott Securities, Ltd., a Bermuda broker-dealer. The consolidated financial statements give effect to this acquisition for all periods presented, because we and Alexander Wescott Securities were entities under common control, as an as-if pooling.

     During the second quarter of 2000, we acquired StockChicken.com, Inc. In June and August 2000, we acquired two additional domain names in exchange for an aggregate of 80,000 shares and the right to receive a share of the revenues generated from the sales of merchandise at the related websites pursuant to the arrangements with Vstore.com. Any revenues and expenses associated with these acquisitions are reflected in our financial statements commencing on the respective dates of the acquisitions. We have determined that our investment in Stockchicken.com is impaired and is valued at $1,000.

     Years ended December 31, 2000 and 1999

     NET LOSSES. For the years ended December 31, 2000 and 1999, we incurred a net loss of $4,359,625 and $31,690,795 respectively.

     REVENUE. For year ended December 31, 2000, we recorded revenue of $730,294 as compared to $1,781,809 for the year ended December 31, 1999.

     Our revenues are principally composed of ALWC's trading, commission and investment banking revenues. During the year ended December 31, 2000, ALWC's trading and commission revenue was $623,962 and revenue from investment banking was $75,970. During the year ended December 31, 1999, ALWC's trading and commission revenue was $1,093,223, and revenue from investment banking was $650,320. The decrease in trading and commission revenues was primarily due to market volatility. In addition to revenues from trading, commissions, investment banking and interest income, we had other revenues consisting of $30,362 for the year ended December 31, 2000, compared to other revenue of $38,266 for the year ended December 31, 1999.

EXPENSES

     General and Administrative Expenses. General and administrative expenses consist primarily of employee compensation and benefits, stock option and warrant compensation, professional fees and consulting services. We attribute significant costs to becoming a reporting public company. This status has and will continue to increase audit and legal costs significantly. In relation to becoming a public company, the cost of corporate relations will also increase as periodic reports and other investor information is required. We anticipate that general and administrative expenses (as a percentage of costs) will decline if our operations expand.

     General and administrative expenses decreased to $3,392,986, excluding stock option and warrant compensation of $716,630 and impairments of $537,025 and shares for services of $386,000, for the year ended December 31, 2000, from $5,760,283, excluding stock option and warrant compensation of $26,783,765 and shares for services of $756,235, for the year ended December 31, 1999. This decrease of $2,367,297 (41.1%), was mainly due to decreases in clearing charges, professional fees, public relations costs, recruiting fees and website development costs. During the fourth quarter of 1999, we issued to officers, directors and employees, in consideration for their services, options to the purchase an aggregate of 14,262,500 shares of our common stock, at exercise prices substantially below the market price, of which options for the purchase of 13,637,500 shares vested immediately and the balance were to vest over periods of up to two years.

     LIQUIDITY AND CAPITAL RESOURCES. At December 31, 2000, we had current assets of $471,027 and current liabilities of $2,053,361, resulting in a working capital deficit of $1,582,334. As discussed above, because of this deficit together with our substantial accumulated losses and stockholders' deficit, our accountants have expressed substantial doubt about whether we can continue as a going concern. Unless we can raise additional capital, attain future profitable operations, increase revenues, reduce expenses and obtain relief from the obligations to our principal stockholder and our former president, our financial condition and our results of operations and cash flows are likely to be materially affected, and we may have to curtail operations.

     During the year ended December 31, 2000, we used cash for operating activities of approximately $836,000 compared to the year ended December 31, 1999, of approximately $2,478,000. Cash used for operations for the year ended December 31, 2000 resulted from our net loss of approximately $4,240,000, of which approximately $1,682,000 was a non-cash loss. Cash used for operations for the year ended December 31, 1999, resulted from our net loss of approximately $31,571,000, of which approximately $27,598,000 was a non-cash loss.

     During the year ended December 31, 1999, we generated cash flows from investing activities of approximately $230,000, through the cash we acquired as a part of an acquisition.

     During the year ended December 31, 2000, we generated cash from financing activities of approximately $814,000, compared to approximately $2,181,000 for the year ended December 31, 1999. The cash generated during the year ended December 31, 2000, was attributable to the sales of common stock, net of repayments of stockholder loans. The cash generated during the year ended December 31, 1999, was attributable to the sale of common stock and preferred stock and advances from stockholders.

     We require capital resources substantially greater than those currently available to us to continue operations and restore us to profitability. We intend to seek additional debt or equity financing to fund the cost of such continuation of operations, but additional financing may not be available. If neither additional debt nor equity financing is available, we may seek short-term loans. In addition, we may seek a strategic alliance with another company that would provide us capital, although we may not find such a strategic partner.

     To the extent that we finance our operations through the issuance of additional equity securities, any such issuance will result in dilution of the interests of our stockholders. In addition, to the extent that we incur indebtedness or issue debt securities to finance our operations, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of, and interest on, any such indebtedness.

Item 7. Financial Statements

     The financial statements follow Item 13 of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There have been no changes in accountants, except for the retention of Kempisty & Company Certified Public Accountants P.C. and the resignation of Rothstein Kass & Co., Inc. previously reported in our Current Report on Form 8-K dated March 27, 2001

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Set forth below are the names of our directors and executive officers, along with certain information relating to the business experience of each of them.

        Name                          Age       Position
        ----                          ---       --------
        Richard H. Bach               48        Chief Executive Officer,
                                                Chairman of the Board and Director

        Michael S. Segal              59        President of ALWC, Secretary and Director
                                                of the Company

        Kevin Allen                   42        Director

        Laurence Lentchner            59        Director

     Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to any contracts of employment.

     Richard Hans Bach, Chief Executive Officer and Chairman of the Board.

     Mr. Bach rejoined our company as Chief Executive Officer and Chairman of the Board in December 2000. He was previously our Chief Executive Officer and Chairman of the Board from March 1999 through October 2000. Except for the period from October 2000, through December 2000, Mr. Bach has been an executive officer of ALWC or its parent company form more than five years and has been a principal stockholder of the parent company of ALWC for more than five years. Mr. Bach also engages in other private investment activities through privately owned enterprises.

     Michael S. Segal, President of ALWC, Secretary and Director of the Company.

     Mr. Segal has been our corporate Secretary and has been the President and a principal of ALWC since December 2000. Previously, from November 1999 to December 2000, Mr. Segal was the president of ALWC's Alternative Investment Division. From March 1992 to November 1999, he was the president and a principal of Lamborn Securities Inc.

     Kevin Allen, Director.

     Mr. Allen has been a director since February 2001. Mr. Allen has been the principal designer and an owner of Kevin Lee Designs, since 1999. Previously from 1993 to 1999 Mr. Allen was the owner of KLAD Ltd. Each of these companies specializes in set and graphic design.

     Laurence H. Lentchner, Director.

     Dr. Lentchner has been a director since March 1999. Dr. Lentchner has been a practicing psychologist in northern New Jersey for thirty years. He often consults in the area of business psychology. He has a Doctor of Philosophy from New York University.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2000, except that Richard H. Bach and Laurence Lentchner each filed two late reports and Michael
S. Segal filed one late report, which pertained, respectively, in the case of Mr. Bach and Mr. Lentchner to 5 and 6 purchases of stock and in the case of Mr. Segal to the reporting of his ownership of securities as to the time he became an officer and director and to one purchase of stock.

Item 10. Executive Compensation

     The following table summarizes the aggregate compensation that we paid to our chief executive officer and each other executive officer who received total compensation in excess of $100,000 for services rendered during the last three fiscal years.

                           Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation (1)                     Long-Term Compensation
                                   --------------------------------- ---------------------------------------------------
                                                                              Awards                    Payouts
                                                                     -------------------------- ------------------------
                                                           Other     Restricted    Securities
                                      Paid    Deferred    Annual        Stock      Underlying     LTIP       All Other
Name and Principal           Year    Salary    Salary   Compensation  Award(s)    Options/SARs   Payouts    Compensation(2)
Position                              ($)       ($)         ($)          ($)          (#)          ($)          ($)
------------------------------------------------------------------------------------------------------------------------
Richard H. Bach             2000      --      375,000   145,750(3)                                            6,420
   Chief Executive          1999      --      250,000       --           --       10,000,000       --         5,825
   Officer & Chairman of    1998      --         --         -- (4)                     --          --         5,825
   the Board
------------------------------------------------------------------------------------------------------------------------
Michael S. Segal            2000     52,000      --       46,808       62,500          --           --          --
   Secretary and Director   1999      --         --         --           --          100,000        --          --
                            1998      --         --         --           --            --           --          --
------------------------------------------------------------------------------------------------------------------------
Ara Proudian (5)            2000                                      312,500                                 2,940
   Former President &       1999    150,000      --         --           --        1,500,000        --        5,825
   Director                 1998      --         --         -- (4)       --            --           --        5,825
------------------------------------------------------------------------------------------------------------------------

(1) None of the listed officers or directors received bonus compensation.

(2) Constitutes payment of insurance benefits.

(3) Consists of (i) commissions; (ii) auto leasing and (iii) directors fees.

(4) Does not include commissions earned as brokers at ALWC.

(5) Mr. Proudian resigned, effective December 13, 2000.


                      Option/SAR Grants in Last Fiscal Year

No options or similar rights were granted in 2000.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year End Option/SAR Values

------------------------------------------------------------------------------------------------------------------
                                                                   Number of Securities     Value of Unexercised
                                                                        Underlying              In-the-Money
                                                                       Unexercised             Options/SARs at
                        Shares Acquired on                     Options/SARs at FY-End              FY-End
                             Exercise        Value Realized             (#)                          ($)
Name                            (#)                ($)         Exercisable/Unexercisabl  Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------
Richard H. Bach                 --                 --              10,000,000/--                --/--
------------------------------------------------------------------------------------------------------------------
Michael S. Segal                --                 --                100,000/--                 --/--
------------------------------------------------------------------------------------------------------------------
Ara Proudian                    --                 --                  --/--                    --/--
------------------------------------------------------------------------------------------------------------------

Compensation of Directors

     For 2001, directors will each be entitled to $25,000 in fees per annum and directors other than Richard H. Bach will receive 125,000 shares of our common stock per quarter.

Officers' Salaries

     Richard H. Bach will receive $100,000 salary in 2001, which will be deferred. Michael S. Segal will be entitled to $152,000 salary in 2001 of which $100,000 will be deferred. Mr. Bach and Mr. Segal will be entitled to additional compensation on a basis to similar to 2000 or on such other terms as the Company and the officers shall agree.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the date of this filing, the number of shares of our outstanding common stock beneficially owned by each person known by us to be the owner of more than 5% of the outstanding shares of common stock, by each director, our chief executive officer and each other executive officer who received total compensation in excess of $100,000 for services rendered, and by all directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 32,389,123 shares outstanding on April 20, 2001.


Name and Address                             Amount and Nature of                   Percentage
of Beneficial Owner                          Beneficial Ownership                    of Class
-------------------                          --------------------                    --------
Richard Bach
1039 Robinson Road
Mohawk, NY 13407                                   18,862,417(1)                        44.7%

Michael S. Segal
11 East 86th Street
New York, NY 10028                                    211,000(2)                         *

Kevin Allen
5 Roosevelt Place #4E
Montclair, NJ 07042                                     6,500(3)                         *

Laurence Lentchner
68 Mattison Road
Branchville, NJ 07826                                  42,000(4)                         *

All directors and executive officers
as a group (4 persons)                             19,121,917(5)                        45.2%

----------------------
* denotes less than 1%.

(1) Does not include 8,333,333 shares which the Company agreed in February 2001 to issue to Mr. Bach and 408,000 shares which the Company agreed to issue to affiliates of Mr. Bach, none of which have yet been issued. Includes 202,203 shares owned by a family foundation of which Mr. Bach disclaims beneficial ownership, and 4,847,965 shares held jointly by Mr. Bach and his spouse with respect to which Mr. Bach shares beneficial ownership.

(2) Includes options to purchase 62,500 shares of common stock at an exercise price of $.87 per share. Does not include 500,000 shares of common stock which the Company has agreed to issue for Mr. Segal's services as a director during 2001 and which will vest at the rate of 125,000 shares each calendar quarter.

(3) Does not include 500,000 shares of common stock which the Company has agreed to issue for Mr. Allen's services as a director during 2001 and which will vest at the rate of 125,000 shares each calendar quarter.

(4) Shares are jointly owned with Mr. Lentchner's spouse. Does not include 500,000 shares of common stock which the Company has agreed to issue for Mr. Lentchner's services as a director during 2001 and which will vest at the rate of 125,000 shares each calendar quarter.

(5) Includes all the options and shares that are noted as included in notes 1 and 2 above and excludes all of the shares described as excluded in notes 1,2,3 and 4, above.

Item 12. Certain Relationships and Related Transactions

         In October 2000, we and Mr. Bach, our principal stockholder, resigned as Chief Executive Officer, Chairman of the Board and director and entered into a resignation agreement with the company. On December 13, 2000 Mr. Bach rejoined the Company as Chief Executive Officer and Chairman of the Board and on February 9, 2000 the Company cancelled the resignation agreement.

         Under the resignation agreement, the net indebtedness arising out of money advanced to us by Mr. Bach or his affiliates, which equaled approximately $177,000 on the date of the resignation agreement, accrued interest at the rate of 8% per annum, and we were required to make payments of $5,000 per week to Mr. Bach in respect of such loans. In addition, we were required to apply 20% of the proceeds of any debt or equity financing toward repayment of the loans, and after the loans are repaid, we were required to apply 10% of the proceeds of any debt or equity financing toward payment of the deferred compensation payable to Mr. Bach, which aggregated $1,003,000. The resignation agreement also provided that at any time that Mr. Bach owned 25% or more of his holdings of securities of the company which he held on the date of the agreement, or any of the loans or any other obligations of the company guaranteed by Mr. Bach remained outstanding, we would not, in general, issue or sell our securities without his consent. In addition, we agreed to issue 250,000 shares of common stock to Mr. Bach on or before December 31, 2000. The preceding description of the resignation agreement is qualified in its entirety by the terms and conditions of the complete agreement, a copy of which was filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000. No payments were made, and no stock was issued to Mr. Bach under the resignation agreement.

         Mr. Bach and his affiliates have agreed with us to convert a portion of the Company's indebtedness to them, including a portion of the deferred salary obligation, to common stock of the Company, as described under "Sales of Unregistered Securities", above.

         During a portion of 1999 and all of 2000, we subleased office space in New York City from a company owned by Mr. Bach and leased office space Utica from a company owned by Mr. Bach. We paid rental of $67,000 in 1999 and $201,000 in 2000. The rent paid for the New York City space exceeds the rent payable by Mr. Bach. Our management believes that the rent we paid for the New York City and the Utica space was below fair market value.

         In connection with his resignation from the Company Ara Proudian agreed to surrender 500,000 shares of common stock of the Company in exchange for the cancellation of a $17,000 obligation to the Company.

         For information with regard to loans and deferred salary outstanding to Mr. Bach see Management's Discussion and Analysis of Financial Information.

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

  10.1       First Southwest Company Clearing Agreement (2)

  10.2       Resignation Agreement signed on or about October 27, 2000, between Richard H. Bach and The
             Financial Commerce Network, Inc., including the Amendment dated November 29, 2000 (3)

  21.1       Subsidiaries of the Registrant

--------------------

(1) Incorporated by reference from the Form 10-SB filed by the company on November 5, 1999, and amended on January 7 and February 15, 2000.

(2) Incorporated by reference from the Annual Report on Form 10-KSB for the period ended December 31, 1999, as amended.

(3) Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

     (b) Reports on Form 8-K.

     The Registrant filed no Current Report on Form 8-K during the quarter ended December 31, 2000. On April 3, 2001, the Company filed a Current Report on Form 8-K pursuant to "Item 4. Change in Registrant's Certifying Accountant." and is filing a amendment to such current report concurrently herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      THE FINANCIAL COMMERCE NETWORK, INC.


                      By:    Richard H. Bach
                           ---------------------------------------
                      Name:  Richard H. Bach
                      Title: Chief Executive Officer and Chairman of the Board

                      Date: May 1, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    Richard H. Bach                                 Date:  May 1, 2001
     ---------------------------------------
Name:  Richard H. Bach
Title: Chief Executive Officer and Chairman
       of the Board



By:    Michael S. Segal                                Date:  May 1, 2001
     ---------------------------------------
Name:  Michael S. Segal
Title: Secretary



By:    Kevin Allen                                     Date:  May 1, 2001
     ---------------------------------------
Name:  Kevin Allen
Title: Director



By:                                                    Date:  May 1, 2001
     ---------------------------------------
Name:  Laurence Lentchner
Title: Director

                      THE FINANCIAL COMMERCE NETWORK, INC.

                                      INDEX




                                                                                           PAGE
    INDEPENDENT AUDITORS' REPORT                                                              F2

    CONSOLIDATED BALANCE SHEETS                                                               F3

    CONSOLIDATED STATEMENTS OF OPERATIONS                                                     F4

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT                               F5

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   F6-7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                             F8-27


                                      F1

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 -
FAX (212) 513-1930

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
The Financial Commerce Network, Inc.

We have audited the consolidated balance sheet of The Financial Commerce Network, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Alexander, Wescott & Co., Inc., a wholly owned subsidiary, which statements reflect total assets of $401,065 as of December 31, 2000 and total revenues of $792,118 for the year then ended. We did not audit the financial statements of The Financial Commerce Network, Inc. for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, for December 31, 2000, insofar as it relates to the amounts included for The Financial Commerce Network, Inc., is based solely on the report of other auditors.

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

In our opinion, the financial statements for December 31, 2000 referred to above present fairly, in all material respects, the financial position of The Financial Commerce Network, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 14, 2001


                                      F2

                      THE FINANCIAL COMMERCE NETWORK, INC.

                           Consolidated Balance Sheets


                                                                                December 31,        December 31,
                                                                                    2000                1999
                                                                                    ----                ----
                          ASSETS
    Current Assets
      Cash and equivalents                                                     $        572         $     23,004
      Marketable securities owned, at market                                          7,614              421,557
      Other securities owned, at fair value                                          13,327               71,040
      Due from affiliates                                                           133,983              185,583
      Other current assets (Note 5)                                                 315,531              777,819
                                                                               ------------         ------------
              Total Current Assets                                                  471,027            1,479,003

      Office equipment, net                                                           9,258               14,442
      Other assets (Note 6)                                                         331,321                  -
                                                                               ------------         ------------

    TOTAL ASSETS                                                               $    811,606         $  1,493,445
                                                                               ============         ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current Liabilities
      Bank loan payable (Note 11)                                              $     38,879         $     27,421
      Convertible note payable (Note 9)                                             100,000                  -
      Accounts payable and accrued expenses (Note 10)                             1,267,229              859,775
      Commissions payable                                                            12,380               26,317
      Deferred compensation (Note 12)                                               435,000              290,750
      Due to stockholders, officers and directors (Note 12)                         199,873              259,000
                                                                               ------------         ------------
              Total Current Liabilities                                           2,053,361            1,463,263

    Commitments and contingencies (Notes 20 and 21)

    Long-term liabilities
      Bank loan payable, less current portion (Note 11)                               7,232               37,100
      Deferred compensation (Note 12)                                               656,000              290,750
      Due to stockholders (Note 12)                                                     -                209,000
      Due to affiliates                                                                 -                221,600

    Stockholders' (Deficit)
      Common stock, 50,000,000 shares authorized at $.001
        par value; issued and outstanding 27,649,123 at December
        31, 2000 and 21,054,569 at December 31, 1999 (Note 13)                       27,650               21,055
      Convertible preferred stock 10,000,000 shares authorized
        at $.001 par value; issued and outstanding
        67,500 at December 31, 2000 and 70,000 at December 31, 1999                      67                   70
      Additional paid-in capital                                                 33,925,841           30,734,079
      Deficit                                                                   (35,667,942)         (31,308,317)
      Treasury stock - preferred stock, 5,000 and 5,000 shares                      (50,000)             (50,000)
      Treasury stock - common stock, 79,436 and 414,935 shares                     (115,603)            (125,155)
      Subscription receivable                                                       (25,000)                 -
                                                                               ------------         ------------
              Total Stockholders' (Deficit)                                      (1,904,987)            (728,268)
                                                                               ------------         ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $    811,606         $  1,493,445
                                                                               ============         ============

                       See Notes to Financial Statements.


                                       F3

                      THE FINANCIAL COMMERCE NETWORK, INC.

                      Consolidated Statements of Operations



                                                                                       For the Year Ended
                                                                                         December 31,
                                                                                   2000               1999
                                                                                   ----               ----
    Revenues
    Trading and commissions                                                    $    623,962       $  1,093,223
    Investment banking                                                               75,970            650,320
    Interest                                                                         17,408             38,266
    Other                                                                            12,954                -
                                                                               ------------       ------------
                                                                                    730,294          1,781,809
    Selling, General and Administrative Expenses
    Employee compensation and benefits                                            1,467,541          2,648,333
    Clearance fees                                                                  175,054            665,881
    Occupancy                                                                       175,920            197,954
    Communications                                                                  123,914            339,335
    Insurance                                                                        44,415             91,679
    Stock option and warrant compensation                                           716,630         26,783,765
    Other                                                                         2,329,167          2,573,336
                                                                               ------------       ------------
                                                                                  5,032,641         33,300,283

    (Loss) from operations                                                       (4,302,347)       (31,518,474)

    Other Income and Expenses
    Interest income                                                                     675                  0
    Bad debt recovery                                                                52,000                  0
    Other income                                                                     21,131             10,982
    Interest expense                                                                (11,501)            (6,720)
                                                                               ------------       ------------
                                                                                     62,305              4,262
                                                                               ------------       ------------

    (Loss) before income tax (benefit) and preferred stock dividends             (4,240,042)       (31,514,212)
    Income tax (benefit)                                                                -              (57,000)
                                                                               ------------       ------------
    (Loss) before preferred stock dividends                                      (4,240,042)       (31,571,212)
    Preferred Stock dividends                                                      (119,583)          (119,583)
                                                                               ------------       ------------
    Net (loss) applicable to common shares                                     $ (4,359,625)      $(31,690,795)
                                                                               ============       ============
    Basic and diluted (loss) per share                                         $      (0.18)      $      (1.54)
                                                                               ============       ============

    Basic and diluted average shares outstanding                                 24,135,640         20,631,635
                                                                               ============       ============


                       See Notes to Financial Statements.

                                       F4

                      THE FINANCIAL COMMERCE NETWORK, INC.

          Consolidated Statements of Changes in Stockholders' (Deficit)
                     Years ended December 31, 2000 and 1999


                                                                                                      Additional
                                                                 Common Stock      Preferred stock      Paid-in
                                                               Shares     Amount   Shares   Amount      Capital    (Deficit)
                                                               ------     ------   ------   ------      -------    ---------
    Balance January 1, 1999 as reclassified                  15,741,945  $15,743       -   $   -      $  691,562      382,478

    Sale of common stock                                      4,347,826    4,348       -       -         517,007           -

    Issuance of common stock for services                       211,498      211       -       -          48,434           -

    Issuance of common stock for services                       460,000      460       -       -       1,111,415           -

    Sale of preferred stock                                          -        -   128,000     128      1,201,872           -

    Conversion of preferred stock to common stock               293,300      293  (58,000)    (58)          (235)          -

    Preferred stock dividend                                         -        -        -       -         119,583     (119,583)

    Common stock to be issued for services 54,500 shares             -        -        -       -         105,094           -

    Issuance of common stock options                                 -        -        -       -      26,797,501           -

    Treasury stock activity                                          -        -        -       -         141,846           -

    Loss for year ended December 31, 1999                            -        -        -       -              -    31,571,212)
                                                             ----------  -------  -------  ------   ------------   ----------

    Balance December 31, 1999                                21,054,569  $21,055   70,000  $   70   $ 30,734,079  (31,308,317)

    Issuance of common stock for services                        63,500       64       -       -          22,983           -

    Sale of common stock for private placement                1,440,000    1,440       -       -         718,560           -

    Issuance of common stock options and warrants                    -        -        -       -       1,012,500           -

    Common stock issued to acquire Stockchicken.com           1,694,924    1,695       -       -         398,305           -

    Rescission of common stock to be issued for services             -        -        -       -         (93,750)          -

    Common stock issued to acquire Irishhertagestore.com         30,000       30       -       -          22,470           -

    Issuance of common stock for compensation                 1,010,000    1,010       -       -         630,240           -

    Common stock issued to acquire The500pitstop.com
      and Countryandwesternhits.com                              50,000       50       -       -          37,450           -

    Issuance of common stock for legal settlement                50,000       50       -       -          37,450           -

    Sale of common stock for private placement                1,552,500    1,552       -       -         308,947           -

    Sale of common stock for private placement-in dispute       500,000      500       -       -          24,500           -

    Subscription receivable                                          -        -        -       -              -            -

    Conversion of preferred stock to common stock                13,630       14   (2,500)     (3)           (11)          -

    Sale of common stock for private placement                1,000,000    1,000       -       -          99,000           -

    Cancellation of common stock for compensation              (810,000)    (810)      -       -        (505,440)          -

    Common stock to be issued for termination-250,000 shares                  -        -       -           7,500           -

    Preferred stock dividend                                         -        -        -       -         119,583     (119,583)

    Treasury stock activity                                          -        -        -       -         351,475           -

    Loss for year ended December 31, 2000                            -        -        -       -      (4,240,042)          -
                                                              ---------  -------   ------  ------    -----------  -----------

    Balance December 31, 2000                                27,649,123  $27,650   67,500  $   67   $ 33,925,841 $(35,667,942)
                                                             ==========  =======   ======  ======   ============ ============




                                                             Subscription     Treasury
                                                              Receivable        Stock           Total
                                                              ----------        -----           -----

Balance January 1, 1999 as reclassified                             -         $(147,977)    $   941,806

Sale of common stock                                                -               -           521,355

Issuance of common stock for services                               -               -            48,645

Issuance of common stock for services                               -               -         1,111,875

Sale of preferred stock                                             -               -         1,202,000

Conversion of preferred stock to common stock                       -               -               -

Preferred stock dividend                                            -               -               -

Common stock to be issued for services 54,500 shares                -               -           105,094

Issuance of common stock options                                    -               -        26,797,501

Treasury stock activity                                             -           (27,178)        114,668

Loss for year ended December 31, 1999                               -               -       (31,571,212)
                                                           ------------    ------------    ------------

Balance December 31, 1999                                           -     $    (175,155)   $   (728,268)

Issuance of common stock for services                               -               -            23,047

Sale of common stock for private placement                          -               -           720,000

Issuance of common stock options and warrants                       -               -         1,012,500

Common stock issued to acquire Stockchicken.com                     -               -           400,000

Rescission of common stock to be issued for services                -               -           (93,750)

Common stock issued to acquire Irishhertagestore.com                -               -            22,500

Issuance of common stock for compensation                           -               -           631,250

Common stock issued to acquire The500pitstop.com
and Countryandwesternhits.com                                        -               -            37,500

Issuance of common stock for legal settlement                       -               -            37,500

Sale of common stock for private placement                          -               -           310,499

Sale of common stock for private placement-in dispute               -               -            25,000

Subscription receivable                                         (25,000)            -           (25,000)

Conversion of preferred stock to common stock                       -               -               -

Sale of common stock for private placement                          -               -           100,000

Cancellation of common stock for compensation                       -               -          (506,250)

Common stock to be issued for termination-250,000 shares            -               -             7,500

Preferred stock dividend                                            -               -               -

Treasury stock activity                                             -             9,552         361,027

Loss for year ended December 31, 2000                               -                        (4,240,042)
                                                                           ------------    ------------

Balance December 31, 2000                                       (25,000)   $   (165,603)   $ (1,904,987)
                                                           ============    ============    ============

                       See Notes to Financial Statements.

                                       F5

                      THE FINANCIAL COMMERCE NETWORK, INC.

                      Consolidated Statements of Cash Flows

                                                                                For the Year Ended
                                                                                    December 31,
                                                                            2000                     1999
                                                                            ----                   ----
    Operating Activities

       Net (loss)                                                      $   (4,240,042)         $ (31,571,212)
       Adjustments to reconcile net (loss) to
          net cash used by operating activities:
       Stock option and warrant compensation                                  716,630             26,783,765
       Common stock issued for services                                       391,641                756,813
       Depreciation                                                             5,184                  2,737
       Deferred income taxes                                                        -                 57,000
       Impairment of assets                                                   573,304                      -
       Changes in operating assets and liabilities:
          Marketable securities owned, at market                              413,943                499,072
          Other securities owned, at cost                                      57,713                218,840
          Other current assets                                                203,564                 16,520
          Other assets                                                              -                 25,100
          Equity securities sold, not yet purchased                                 -                (32,425)
          Accounts payable and accrued expenses                               546,454                591,758
          Commissions payable                                                 (13,937)              (113,758)
          Deferred compensation                                               509,500                287,500
                                                                       --------------          -------------
       Net cash (used) by operating activities                               (836,046)            (2,478,290)

    Investing Activities

       Purchase of office equipment                                                 -                 (3,790)
       Cash acquired in acquisition                                                 -                233,645
                                                                       --------------          -------------
       Net cash provided by investing activities                                    -                229,855

    Financing Activities

       Sale of common stock                                                 1,140,499                521,355
       Sale of preferred stock                                                      -              1,202,000
       Sale (acquisition) of treasury stock                                     9,552                (27,178)
       Repayments by affiliates                                                51,600                 33,804
       Payments on bank loan                                                  (18,410)               (17,501)
       (Repayments) advances from stockholders                               (369,627)               468,000
                                                                       --------------          -------------
       Net cash provided by financing activities                              813,614              2,180,480
                                                                       --------------          -------------
       Increase (decrease) in cash                                            (22,432)               (67,955)
       Cash at beginning of period                                             23,004                 90,959
                                                                       --------------          -------------
       Cash at end of period                                           $          572          $      23,004
                                                                       ==============          =============

    Supplemental Disclosures of Cash Flow Information:
      Cash paid during year for:
         Interest                                                      $       15,393          $      8,720
                                                                       ==============          =============
         Income taxes                                                  $            -          $          -
                                                                       ==============          =============

                       See Notes to Financial Statements.

                                       F6

                      THE FINANCIAL COMMERCE NETWORK, INC.

                                                                                         For the Year Ended
                                                                                            December 31,
                                                                                   2000                     1999
                                                                                   ----                     ----

    Supplemental Disclosures of Cash Flow Information

    Non-cash investing and financing activities:

       Issuance of common stock for services                                  $        23,047     $      1,111,875

       Issuance of common stock options and warrants                          $     1,012,500     $     26,797,501

       Issuance of common stock to acquire Stockchicken.com                   $       400,000     $              -

       Issuance of common stock to acquire Irishhertagestore.com              $        22,500     $              -

       Issuance of common stock to acquire The 500pitstop.com
          and Countryandwesternhits.com                                       $        37,500     $              -

       Issuance of common stock for compensation                              $       125,000     $              -

       Issuance of common stock for legal settlement                          $        37,500     $              -

       Common stock to be issued for officer termination agreement            $         7,500     $              -

       Common stock to be issued for services                                 $       (93,750)    $        105,094





                       See Notes to Financial Statements.

                                       F7

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 1- ORGANIZATION AND OPERATIONS

        The Financial Commerce Network, Inc. ("TFCN") was incorporated in the State of Washington in July 1969 for the purpose of acquiring other corporations. Its wholly owned subsidiary Alexander, Wescott & Co., Inc. ("ALWC"), is a broker-dealer registered with the Securities and Exchange Commission ("SEC"), the Commodity Futures Trading Commission ("CFTC") and is also a member of the National Association of Securities Dealers, Inc. ("NASD") and the National Futures Association ("NFA"). ALWC's operations consist primarily of engaging in principal transactions and providing investment banking services. Alexander Wescott Securities, Ltd. ("ALWS") is a Bermuda based broker dealer. StockChicken.com ("SC") is a financial information website.

        Name Changes

        On May 13, 1999 the Company changed its name from Intrex to Intrex.com. On September 8, 1999 the Company changed its name to The Financial Commerce Network, Inc.

        Acquisitions

        Effective March 29, 1999, Alexander, Wescott Holdings, Inc. (Holdings), the parent company of ALWC entered into an agreement with TFCN. The agreement provided for TFCN to issue 13,500,000 shares of its common stock and assume liabilities of approximately $572,000, in exchange for all of Holdings' outstanding shares of ALWC in a transaction accounted for as a reverse merger. As a result, ALWC is considered, for accounting purposes, to be the acquiring company since the stockholders of ALWC acquired more than 50% of the issued and outstanding stock of TFCN. The accompanying consolidated financial statements give effect to this reverse merger.

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

                                       F8

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


Note 1- NATURE OF BUSINESS (continued)

        During May 2000, TFCN entered into an agreement whereby TFCN exchanged 200,000 restricted shares of the Company's common stock in exchange for all of the issued and outstanding shares of StockChicken.com and assumed liabilities of approximately $47,000. The shares were issued to the stockholders of StockChicken.com with a valuation of $2.00 per share. The acquisition has a "reset" provision that provides on the sixth month anniversary of the closing, if the price of TFCN common stock is below a $2.00 bid price for five consecutive trading days, then the selling shareholders will be given an additional number of TFCN common shares to offset the price. The accompanying consolidated financial statements reflect operations of StockChicken.com from May 18, 2000, the closing date of the agreement, through December 31, 2000. In connection with this transaction, the Company recorded goodwill of approximately $447,704, which represents the excess value of the shares issued over the net assets of StockChicken.comt that were acquired. For the period May 18, 2000 to December 31, 2000, StockChicken.com had no revenues. On December 01, 2000 the Company issued an additional 1,494,924 restricted shares of the Company's common stock for the "reset" provision of the contract. The management of the Company believes that due to current economic conditions, the value of the goodwill has been impaired and, therefore the value of the goodwill has been reduced to $1,000.

        In June 2000, the Company issued 30,000 shares of restricted common stock in exchange for the domain name "Irishheritagestore.com" and all rights associated with any and all revenues generated from the arrangement with Vstore.com, the provider of the merchandise for Irishheritagestore.com. The restricted common stock was valued at $22,500. The management of the Company believes that due to current economic conditions, the value of the domain name has been impaired and, therefore the value has been reduced to $1,000.

        In August 2000, the Company issued 50,000 shares of restricted common stock in exchange for the rights to the domain names the 500PitStop.com and CountryandWesternHits.com and all rights associated with and any and all revenue generated from the seller's agreement with Vstore.com. The restricted common stock was valued at $37,500. The management of the Company believes that due to current economic conditions, the value of the domain name has been impaired and, therefore the value has been reduced to $1,000.

                                       F9

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


Note 1- NATURE OF BUSINESS (continued)

        Investments

        On March 15, 2000, the Company acquired 490,196 shares of the Naturalist.com, 4.8% of its outstanding common stock for an investment of $250,000. Naturalist.com is an internet portal. As of December 31, 2000, the Company is carrying the investment at cost.

        Included in other current assets is approximately $145,000 due from Rascals International, Ltd. The amount is payable in either cash or shares of Rascals stock, at a valuation of $.20 per share.

        Also in March 2000, the Company purchased an 8% interest in American Association of Professional Athletes, Inc. for $69,600. The investment was recorded at cost. However, the management of the Company believes that due to current economic conditions the value of its investment has been impaired, and, therefore the value has been reduced to $1,000.

                                      F10

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The consolidated financial statements include the accounts of The Financial Commerce Network, Inc. and its wholly-owned subsidiaries, Alexander, Wescott & Co. Inc., Alexander Westcott Securities since inception and Stockchicken.com since May 18, 2000 (collectively the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

        Reclassifications

        Certain reclassifications have been made to 1999 consolidated financial statements for the March 29, 1999 acquisition of ALWC in order to conform to the 2000 presentation.

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

        Marketable Securities Owned

        Marketable securities owned consist of equity securities and money market funds that are valued at market.

                                      F11

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Other Securities Owned

        Other securities owned, at fair value consist of restricted equity securities and warrants received in connection with investment banking services, that are recorded at fair value which is determined by Management.

        Goodwill

        Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses. TFCN's policy is to periodically review the value assigned to goodwill to determine if it has been permanently impaired by adverse conditions which might affect TCFN.

        Earnings (Loss) Per Common Share

        The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share", which requires the reporting of both basic and diluted earnings per share. Net income per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Shares issuable under stock warrants are excluded from computations as their effect is antidilutive.

        Income Taxes

        The Company complies with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

                                      F12

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 3- GOING CONCERN MATTERS

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 2000 and 1999, the Company incurred losses from operations of approximately $2,987,000 and $4,735,000 respectively, exclusive of charges for (1) stock based compensation and consulting fee of approximately $717,000 and $26,784,000, respectively (2) impairment of assets of approximately $598,000 in 2000 and generated negative cash flows from operations of approximately $836,000 and $2,478,000 respectively.

        These losses resulted primarily from the Company establishing itself as a reporting public company, developing an Internet portal, and building an infrastructure. In order to effectuate the foregoing, key revenue producers employed by ALWC were heavily involved and were, therefore, limited in the time they were able to devote to generating revenues during the year. Toward the end of 1999 and during 2000, having completed establishing itself as a public company, the Company began addressing its operations and substantially reduced costs through staff reductions and office consolidations. During 2000, the Company raised approximately $1,140,000 through private placements (See Note 13).

        The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company will continue as a going concern because it has the ability to extend the loans and obtain additional loans from its major shareholder. As a result the Company will have sufficient cash to operate for the next twelve months. The Company is also actively pursuing additional equity financing through stock sales and when necessary management has loaned money to the Company for working capital.

Note 4- NET CAPITAL REQUIREMENT

        ALWC, as a member of the NASD, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid, if the resulting net capital ratio would exceed 10 to 1. ALWC is also subject to the CFTC's minimum financial requirements which require that ALWC maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1. At December 31, 2000, ALWC's net capital was approximately $104,000, which was approximately $4,000 in excess of its minimum requirement of $100,000.

                                      F13

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 4- NET CAPITAL REQUIREMENT (continued)

        During the audit of ALWC's net capital computation it was noted that a non-allowable asset had been improperly included as allowable. As a result of this error, ALWC's net capital was approximately $104,000, which is less than 120 percent of its required net capital. Accordingly, ALWC has made the proper notifications as required by Rule 17a-11. The violation was cured during January 2001, before its discovery, as ALWC received $50,000 from its parent as a pay down of the parent's liability to ALWC.

        During the year, ALWC was in violation of its minimum net capital requirement. ALWC erroneously held a position overnight in one of its proprietary accounts, causing the violation. It is ALWC's normal practice for the accounts to be flat at the close of business each day. The violation was cured as soon as ALWC became aware of the error.

Note 5- OTHER CURRENT ASSETS

        Other current assets consist of the following:

                                                             December 31,
                                                        2000             1999
                                                        ----             ----
        Prepaid consulting                            $     -         $  473,892
        Receivable from clearing broker                 159,649          211,663
        Advances against commissions                        -             45,557
        Other receivables                               155,882          196,475
        Promissory note                                     -             52,358
        Allowance                                           -           (202,126)
                                                      ---------       ----------
                                                      $ 315,531       $  777,819
                                                      =========       ==========

        On December 31, 1998, ALWC sold its Mineola, New York retail business for $25,000. At December 31, 1999, $25,000 is included in other assets as a receivable from the buyer from the initial sale. As part of the sale agreement, the Company was entitled to 8% of certain of the commissions earned by the buyer. The commissions amounted to approximately $78,000 for the year ended December 31, 1999. These commissions and the receivable have been fully reserved for as of December 31, 1999. In 2000 the Company wrote off the receivable as part of a settlement agreement.

        ALWC also reserved approximately $47,000 of the receivables from customers and former employees at December 31, 1999.

                                      F14

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 6- OTHER ASSETS

        Other assets consist of the following:

                                                                         December 31,
                                                                     2000           1999
                                                                     ----           ----
        Naturalist.com                                            $ 250,000       $   -
        American Association of Professional Athletes, Inc.           1,000           -
        Irishheritagestore.com                                        1,000           -
        The 500pitstop.com and Countryandwesternhits.com              1,000           -
        Stockchicken.com-goodwill                                     1,000           -
        Due from employee                                            52,000
        Other                                                        25,321           -
                                                                  ---------       -------
                                                                  $ 331,321      $    -
                                                                   =========      =======

        The promissory note from a former employee of approximately $52,000, plus interest at 9% per annum, was due on or before December 31, 1999 and had been fully reserved at December 31, 1999. At December 31, 2000 the note is included in other assets and a bad debt recovery recorded as other income. The note was collected in January 2001.

Note 7- OFFICE EQUIPMENT

        Office equipment consists of the following:

                                                              December 31,
                                                          2000            1999
                                                          ----            ----
        Office furniture and equipment                  $ 17,179        $ 17,179
        Less: Accumulated depreciation                    (7,921)         (2,737)
                                                        --------        --------
                                                        $  9,258        $ 14,442
                                                        ========        ========

                                      F15

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 8- FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.

        Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                            December 31, 2000              December 31, 1999
                                        Carrying                       Carrying
                                         Amount        Fair Value       Amount        Fair Value
                                         ------        ----------       ------        ----------
        Assets:
         Cash and cash equivalents     $     572        $     572      $ 23,004       $  23,004
         Due from affiliates             133,983          133,983       185,583         185,583
         Securities                       20,941           20,941       492,597         492,597

        The carrying amounts of cash and cash equivalents, due from affiliates, securities and accounts receivable are a reasonable estimate of their fair values.

Note 9- CONVERTIBLE NOTES PAYABLE

        On November, 2000, the Company issued $100,000 in convertible notes for $100,000. The notes are convertible into common stock at a price of $0.10 per share. In January, 2001, the note was converted into 1,000,000 shares of the Company's common stock.

        At December 31, 2000 the following convertible notes payable were outstanding:

          Note payable due February 00, 2001 0% interest          $ 100,000
                                                                  =========

                                      F16

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 10- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                   December 31,
                                              2000            1999
                                              ----            ----
         Accounts payable                 $   665,426      $ 361,692
         Directors fees                       301,250        232,000
         Other accrued expenses                75,000        154,505
         Accrued settlement                    39,356         65,000
         Loans payable                        186,197            -
         Payroll and related                      -           46,578
                                          -----------      ---------
                                          $ 1,267,229      $ 859,775
                                          ===========      =========

Note 11- BANK LOAN PAYABLE

         The bank loan is a variable rate Commercial Promissory Note, with an interest rate of 2% over the Prime Rate as published in the Wall Street Journal (9.5% at December 31, 2000 and 8.5% at December 31, 1999). The loan is repayable in 60 monthly payments of principal and interest through October 2002. The loan is collateralized by certain of the Company's assets and is guaranteed by one of the officers of the Company.

         Future minimum payments are as follows:

             YEAR ENDING DECEMBER 31,
                      2001                            $ 38,879
                      2002                               7,232
                                                      --------
                                                      $ 46,111
                                                      ========

                                      F17

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 12- DUE TO STOCKHOLDERS, AFFILIATES AND DEFERRED COMPENSATION

         The balances consist of the following at December 31,

                                                                    2000             1999
                                                                    ----             ----
         Stockholder loans                                     $    160,873      $   468,000
         Other payable to stockholders                               39,000              -
         Deferred compensation                                    1,091,000          581,500
                                                               ------------      -----------
         Total due stockholders, officers and directors           1,290,873        1,049,500

         Less-non current portion                                  (656,000)        (499,750)
                                                               ------------      -----------

         Current payable                                       $    634,873     $    549,750
                                                               ============     ============

         The stockholders loans are 8.5% interest bearing loans, of which $160,873 is due to be repaid during the year ended December 31, 2001.

Note 13- COMMON STOCK

         The historical stockholders' equity of ALWC (the accounting acquirer) consisted of 100 shares (retroactively restated to 13,500,000 shares to reflect the number of shares received in the business combination). In March 1999, ALWC acquired TFCN (reverse acquisition) in an exchange of shares.

         On May 13, 1999, the Company reincorporated in the State of Nevada and is now authorized to issue a total of 60,000,000 shares consisting of 10,000,000 shares of preferred stock with a par value of $.001 and 50,000,000 shares of common stock with a par value of $.001.

         In May 1999 the Company sold 4,347,826 shares of common stock at $0.23 per share and received net proceeds of $521,355. Also in May 1999 the Company issued 211,498 shares of common stock for services valued at $0.23 per share or $48,645.

                                      F18

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 13- COMMON STOCK (continued)

         In June 1999, the Company issued 200,000 restricted shares of common stock to a vendor for services rendered and to be rendered to the Company. The vendor was to identify, engage and manage a web solutions vendor with responsibility for designing a web-site, provide a spokesperson for media engagements, recruit and hire certain personnel for the Company and assist in financing activities. These shares were valued using the closing market price of the Company's stock on the dates that the services were rendered, and for the services to be rendered. The valuation was based on the closing market price on the date of issuance, less a 10% discount due to lack of marketability. As of December 31, 1999, the Company has expensed approximately $625,000 under these terminated agreements.

         During the third quarter of 1999, the Company sold 128,000 shares of its $10, 6%, convertible preferred stock and received proceeds of $1,202,000, net of expenses of $78,000. In accordance with this private placement, the preferred stock is convertible into common shares of TFCN, as prescribed in the agreement. The shares are convertible at a 25% discount from market with a minimum conversion price of $2.00 per share. Accordingly, approximately $120,000 has been recorded as a preferred stock dividend to account for this beneficial conversion feature. During 1999, 58,000 shares of preferred stock were converted to common stock of the Company. During 2000, 2,500 shares of preferred stock were converted to common stock of the Company.

         During the year ended December 31, 1999, the Company granted options to purchase 14,675,000 shares of common stock with exercise prices ranging from $.875 to $4.02 to certain officers, directors and employees of the Company. Certain of the options vest immediately and the remainder vested over a two-year period and expire in five years. Based on the underlying price of the securities on the date of grant, approximately $366,000 and $26,633,000 was charged to operations during the years ended December 31, 2000 and 1999, respectively.

         During January 2000, the Company authorized the issuance of 1,010,000 shares of common stock to certain employees of the Company. These shares will vest over a period of one year commencing January 1, 2000, provided the employees remain with the Company until December 31, 2000. The accompanying consolidated financial statements include compensation expense of approximately $491,000 related to those shares for the year ended December 31, 2000. The shares were issued in May, 2000. 810,000 shares have been forfeited to date and the weighted average per share amounts give effect to these forfeitures as though the shares were never issued.

                                      F19

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 13- COMMON STOCK (continued)

         During February and March 2000, the Company sold 1,440,000 shares of its common stock for $0.50 per share for gross proceeds of $720,000 in a Private Placement.

         During May, 2000, the Company issued 13,500 shares of common stock for professional services valued at $12,997.

         In July, 2000 the Company issued 50,000 shares of restricted common stock in settlement of a legal matter that has been charged to operations in the accompanying consolidated financial statements.

         During August and September, 2000, the Company sold 1,552,500 shares of its common stock for $0.20 per share for gross proceeds of $310,500 in a Private Placement.

         In November, 2000 the Company sold 1,000,000 shares of common stock for a subscription receivable of $100,000 or $0.10 per share. Due to a drop in the share price of the Company's stock the buyer has defaulted on his subscription and has asked the Company to renegotiate the subscription price to $0.025 per share or $25,000. The Company's management has agreed to accept the reduced price but it has not yet been paid. If the amount is not paid by May 15, 2001 the Company will cancel the certificate for the 1,000,000 shares.

         In December, 1999 the Company issued 260,000 shares of common stock, which vest over one year, to a consultant that will represent the Company in Geneva, Switzerland. In addition, the agreement provides for the payment of commissions based on his sales. In October, 2000 the Company issued an additional 50,000 shares of common stock to the same consultant for commissions valued at $10,000.

Note 14- COMMON STOCK WARRANTS AND OPTIONS

         During the year ended December 31, 1999, the Company issued 1,500,000 warrants to purchase the Company's common stock at an exercise price of $.875 and expiring five years from the date of issue, to various vendors and consultants for services rendered and to be rendered to the Company. Included in prepaid consulting is approximately $14,000 at December 31, 1999 related to these warrants. For the years ended December 31, 2000 and 1999, the Company charged approximately $125,000 and $151,000, respectively to operations. These warrants have vesting terms ranging from date of receipt to one year and are fully vested at December 31, 2000.

                                      F20

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 14- COMMON STOCK WARRANTS AND OPTIONS (continued)

         The following table summarizes common stock warrant activity:

                                           Number of     Exercise Price      Year of
                                            Warrants       Per Share       Expiration
                                            --------       ---------       ----------
         Warrants outstanding at
         January 1, 1999                        -          $   -
         Granted                            1,500,000        0.875            2004
                                          -----------      -------
         Warrants outstanding at
         December 31, 1999                  1,500,000        0.875            2004
         Granted                                  -            -
         Cancelled                                -            -
         Warrants outstanding at
         December 31, 2000                  1,500,000      $ 0.875            2004
                                          ===========      =======

         As of December 31, 2000 and 1999, approximately 13,787,500 and 12,962,500 respectively of the outstanding common stock options were vested. The Company has issued common stock options to various employees with vesting terms and exercise prices determined by management or the Board of Directors (See Note 13).

         The following table summarizes common stock option activity:

                                                                              Weighted
                                                                               Average
                                         Number of         Range of         Exercise Price
                                          Shares        Exercise Prices       Per Share
                                          ------        ---------------       ---------
         Options outstanding at
         January 1, 1999                     -           $        -            $   -
         Granted                        14,675,000         0.875-4.02            0.896
         Cancelled                        (412,500)             0.875            0.875
                                        ----------       ------------          -------
         Options outstanding at
         December 31, 1999              14,262,500         0.875-4.02            0.090
         Granted
         Cancelled                        (425,000)             0.875            0.875
                                        ----------       ------------          -------
         Options outstanding at
         December 31, 2000              13,837,500       $ 0.875-4.02          $ 0.898
                                        ==========       ============          =======

                                      F21

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


Note 14- COMMON STOCK WARRANTS AND OPTIONS (continued)

                      Options Exercisable                                   Options Outstanding
                      -------------------                                   -------------------
                                                                                                         Weighted
                            Number                                                  Number                Average
       Exercise         Exercisable at        Range of        Exercise          Outstanding at           Remaining
        Price            December 31,         Exercise          Price            December 31,           Contractual
      Per Share              1999              Prices         Per Share              1999              Life in Years
      ---------              ----              ------         ---------              ----              -------------
       $ 0.875            12,962,500          $ 0.875          $ 0.875            14,162,500                4.81
         4.020                   -              4.020            4.020               100,000                4.79

                                                                                                         Weighted
                            Number                                                  Number                Average
       Exercise         Exercisable at        Range of        Exercise          Outstanding at           Remaining
        Price            December 31,         Exercise          Price            December 31,           Contractual
      Per Share              2000              Prices         Per Share              2000              Life in Years
      ---------              ----              ------         ---------              ----              -------------
       $ 0.875            13,737,500          $ 0.875          $ 0.875            13,737,500                3.81
         4.020                50,000            4.020            4.020               100,000                3.79

         The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option grants. The disclosure requirements of SFAS 123, "Accounting for Stock Based Compensation" were adopted by the Company in the year ended December 31, 1999. Had compensation cost for options granted been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows for the year ended December 31, 1999:

           Net loss, as reported                                       $ (31,690,795)
           Net loss, pro forma                                         $ (42,045,471)
           Basic and diluted loss per common share, as reported        $       (1.54)
           Basic and diluted loss per common share, pro forma          $       (2.04)

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

                                      F22

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 15- INCOME TAXES

         The provision (benefit) for income taxes consisted of the following (in thousands):

                                              Year ended December 31,
                                                2000          1999
                                                ----          ----
         Current:
            Federal tax expense              $ (1,438)    $ (10,734)
            State tax expense                    (211)       (1,578)
         Deferred:
            Federal tax expense                 1,438         10,734
            State tax expense                     211          1,578
                                             --------      ---------
                                             $    -        $     -
                                             ========      =========

         A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

                                              Year ended December 31,
                                                2000          1999
                                                ----          ----
         Statutory federal income tax            34%        $  34%
         State income tax-net of
            federal benefit                       5%            5%
         Valuation allowance                    -39%          -39%
                                              -----         -----
                                              $  -          $   -
                                              =====         =====

         The provision for income taxes consists of the following:

                                              Year ended December 31,
                                                2000          1999
                                                ----          ----
         DEFERRED
         Federal                              $  -         $ 44,000
         State                                   -           13,000
                                              -------      --------
                                              $  -         $ 57,000
                                              =======      ========

         The income tax expense for 1999 of approximately $57,000 results from the recording of a valuation allowance against the prior year deferred tax asset. The deferred income tax asset of $12,550,000 resulting from the loss sustained for the year ended December 31, 1999, has been fully reserved as management has no assurance that the benefits will be realized. The deferred income tax benefit of approximately $57,000 for the year ended December 31, 1998 results from the 1998 operating loss. The net operating loss carryforwards for federal and state tax purposes begin to expire in 2018.

                                       F23

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 16- RELATED PARTY TRANSACTIONS

         The Company rents office space on a month to month basis from Holdings Company owned by its Chairman of the Board. The Company paid Holdings for the rental of office space and equipment and for other operating expenses approximately $67,000 and $201,000 during the years ended December 31, 2000 and 1999, respectively.

Note 17- OFF-BALANCE SHEET RISK

         Pursuant to clearance agreements, ALWC introduces all of its securities transactions tp clearing brokers on a fully-disclosed basis. All of the customers' money balances and long and short security positions are carried on the books of the clearing brokers. In accordance with the clearance agreements, ALWC has agreed to indemnify the clearing brokers for losses, if any, which the clearing brokers may sustain from carrying securities transactions introduced by ALWC. In accordance with industry practice and regulatory requirements, ALWC and the clearing brokers monitor collateral on the customers' accounts. In addition, the receivables from clearing brokers are pursuant to these clearance agreements.

Note 18- EXEMPTION FROM RULE 15c3-3

         At December 31, 2000 and 1999, ALWC was exempt from the Securities and Exchange Commission Rule 15c3-3 and, therefore, is not required to maintain a "Special Reserve Bank Account for the Exclusive Benefit of Customers".

Note 19- RETIREMENT PLAN

         ALWC has a 401(k) plan (the "Plan"), which was implemented during 1998, covering all employees who meet certain eligibility requirements. ALWC makes a matching contribution to the Plan, which is at the discretion of ALWC and is determined annually. There were no matching contributions for the years ended December 31, 2000 and 1999. During 2001, the Plan was terminated.

                                       F24

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 20- COMMITMENTS

         During 2000 and 1999, the Company leased office space on a month to month basis from a company owned by its Chairman of the Board. Rent expense for 2000 and 1999 was approximately $67,000 and $201,000 respectively. In 2001, the Company moved to new office space and leases from an unrelated party on a month to month basis.

         In 1999, the Company issued 260,000 shares of common stock, which vest over one year, to a consultant that will be responsible for establishing an office in Geneva, Switzerland. The agreement provides for the payment of commissions based on the sales that are derived from the office. The consultant was issued an additional 50,000 shares of common stock during 2000 which will vest over the original one year vesting period. Deferred consulting includes approximately $460,000 at December 31, 1999 related to this issuance and approximately $121,000 has been charged to operations for the year then ended. At December 31, 2000 there were no prepaid consultant fees.

         The Company has entered into employment contracts providing for aggregate salaries of approximately $777,000 to be paid during the year ended December 31, 2000, and options to purchase common stock (See Notes 13 and 14).

Note 21- CONTINGENCIES

         In the normal course of business, the Company has been named as a defendant in various matters. Management of the Company, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.



                                      F25

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 21- CONTINGENCIES

         In April 2000, three vendors commenced lawsuits against the Company and, or its subsidiary, for breach of contract and related agreements. The Company contends that one vendor never developed or licensed suitable programs for the Company's goals to expand its business. For another vendor, the Company contends it has a valid defense whereby the services performed were not necessary. These lawsuits are now in pre-trial discovery.

         The Company settled a lawsuit with a former employee for $75,000 to be paid in eighteen installments. The amount payable was charged to operations in 2000.

         A lawsuit concerning the sale of subsidiary assets was settled in December, 2000. The Company received $52,000 in payment for the settlement in January, 2001.

         Management of the Company believes that due to its current financial condition, any unfavorable outcome that affects its broker-dealer subsidiary could have a material adverse effect on the financial condition, results of operations or cash flows of the Company and may require the Company to obtain additional capital to remain in compliance with the subsidiary's minimum net capital requirements.

Note 22- SUBSEQUENT EVENTS

         In January, 2001, the Company:

         Issued 1,000,000 shares of restricted common stock in conversion of a convertible $100,000 note at $0.10 per share of common;

         Sold 1,000,000 shares of restricted common stock for $0.10 per share for a total of $100,000;

         Issued 40,000 shares of restricted common stock for services valued at $1,200 or $0.03 per common share.

                                      F26

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

Note 22- SUBSEQUENT EVENTS (continued)

         In February, 2001, the Company:

         Accepted from a former employee of ALWC an exchange of 500,000 shares of the Company's common stock to satisfy a $17,000 liability he owed the Company;

         Authorized the issuance of 2,000,000 shares of common stock to be awarded to employees and directors quarterly which will be registered by filing a Securities and Exchange Commission Form S-8.

         Sold 1,000,000 shares of common stock for $0.10 per share for gross proceeds of $100,000.

         Sold 2,000,000 shares of common stock at $0.025 per share for gross proceeds of $50,000.

         Entered into an understanding with a closed broker dealer (the "BD") to acquire all of the outstanding capital stock of the BD based on certain conditions as defined in the letter of understanding. The Company has also entered into an agreement with the BD whereby the Company will acquire the accounts of the BD for the payment of twenty two percent (22%) of a years commissions received by the Company relating to the acquired accounts. (the payment is subject to additional terms of the agreement) and 1,000,000 shares of the Company's common stock to be paid upon the value of the accounts acquired having an aggregate asset value in excess of $13,000,000. An additional 1,000,000 shares of common stock can be issued if the accounts generate $2,000,000 in commissions and is payable at the rate of 250,000 common shares for each additional $500,000 in commission revenue generated.

         Agreed to issue 408,000 shares of common stock of the Company to affiliates of Rick Bach in exchange for $10,200 of recently made loans. On February 9, 2001, the Company agreed to convert $250,000 of the Company's deferred salary obligation to Rick Bach into 8,333,333 shares of common stock. None of the shares issuable to Richard Bach or his affiliates in exchange for debt or deferred salary obligations have yet been issued. Mr. Bach has agreed that the Company can defer the issuance of any portion of such shares and he has agreed not to exercise his options, if the Company does not have an adequate number of authorized shares available.

         In March, 2001, the Company set the director fees at $25,000 per year plus 125,000 shares of TFCN common stock both payable quarterly upon a full quarter of service by the Director.

         The 401k Plan for ALWC was terminated in April, 2001.

                                      F27