Form 10QSB
period 2001-03-31
FINANCIAL COMMERCE NETWORK INC
filed 2001-05-15
CIK 1098481

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ]  Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------    ----------------

                         Commission file number 0-27971

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

              40 Wall Street, 31st Floor, New York, New York 10005
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 635-9587
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001: 31,789,123 shares of common stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):

Yes               No X
    ---             ---

ITEM 1. FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared by The Financial Commerce Network, Inc., in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2001, its operating results for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The balance sheet at December 31, 2000, has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                                      INDEX
                                      -----

                                                                                  PAGE
    CONSOLIDATED BALANCE SHEETS                                                        F2

    CONSOLIDATED STATEMENTS OF OPERATIONS                                              F3

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT                        F4

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                      F5-13


                                       F1

                      THE FINANCIAL COMMERCE NETWORK, INC.

                           Consolidated Balance Sheets

                                                                           March 31,       December 31,
                                                                             2001             2000
                                                                             ----             ----
                                                                          (Unaudited)
                               ASSETS
                               ------
 Current Assets
   Cash and equivalents                                                $     34,405     $        572
   Marketable securities owned, at market                                     5,888            7,614
   Other securities owned, at fair value                                     13,327           13,327
   Due from clearing broker                                                 125,514          159,649
   Due from Rascals International                                           144,589          144,589
   Due from affiliates                                                      133,983          133,983
   Other current assets                                                      35,285           11,293
                                                                       -------------    -------------
           Total Current Assets                                             492,991          471,027
   Fixed assets-net                                                           8,764            9,258
   Other assets                                                              23,726           81,321
   Investment in Naturalist.com                                             250,000          250,000
                                                                       -------------    -------------
           Total Other Assets                                               273,726          331,321
                                                                       -------------    -------------
 TOTAL ASSETS                                                          $    775,481     $    811,606
                                                                       =============    =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
 Current Liabilities
   Bank loan payable                                                   $     40,580     $     38,879
   Convertible note payable                                                       -          100,000
   Accounts payable and accrued expenses                                    931,915          965,979
   Director fees payable                                                    331,875          301,250
   Commissions payable                                                        8,237           12,380
   Deferred compensation                                                    435,000          435,000
   Due to stockholders, officers and directors                              335,817          199,873
                                                                       -------------    -------------
           Total Current Liabilities                                      2,083,424        2,053,361

 Long-term Liabilities
   Bank loan payable, less current portion                                        -            7,232
   Deferred compensation                                                    656,000          656,000
   Due to affiliates                                                          5,700                -

 Stockholders' Equity
   Common stock, 50,000,000 shares authorized at $.001
     par value; issued and outstanding 31,789,123 at March 31, 2001
     and 27,649,123 at December 31, 2000                                     31,790           27,650
   Convertible preferred stock 2,000,000 shares authorized at $.001 par value; issued and outstanding 67,500 at March 31, 2001
     and at December 31, 2000                                                    67               67
   Additional paid-in capital                                            34,063,005       33,925,841
   Deficit                                                              (35,907,919)     (35,667,942)
   Treasury stock - preferred stock, 5,000 and 5,000 shares                 (50,000)         (50,000)
   Treasury stock - common stock, 544,436 and 79,436 shares                 (81,586)        (115,603)
   Subscription receivable                                                  (25,000)         (25,000)
                                                                       -------------    -------------
           Total Stockholders' Equity                                    (1,969,643)      (1,904,987)
                                                                       -------------    -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    775,481     $    811,606
                                                                       =============    =============


                       See Notes to Financial Statements.

                                       F2

                      THE FINANCIAL COMMERCE NETWORK, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                             For the Three Months Ended
                                                                                       March 31,
                                                                               2001              2000
                                                                               ----              ----
 Revenues
 Trading and commissions                                                   $    55,733      $   871,882
 Investment banking                                                              4,000           23,669
 Interest                                                                        2,286            5,625
 Other                                                                          24,390           13,125
                                                                           ------------     ------------
                                                                                86,409          914,301
 Selling, General and Administrative Expenses
 Employee compensation and benefits                                             69,347          801,746
 Clearance fees                                                                 19,573           43,298
 Occupancy                                                                      58,744           34,052
 Communications                                                                 44,330           38,512
 Insurance                                                                       3,729           11,715
 Stock option and warrant compensation                                               -          351,236
 Other                                                                          99,432          343,938
                                                                           ------------     ------------
                                                                               295,155        1,624,497
 (Loss) from operations                                                       (208,746)        (710,196)
 Other Income and Expenses
 Interest income                                                                     1                -
 Interest expense                                                               (3,332)               -
                                                                           ------------     ------------
                                                                                (3,331)               0
                                                                           ------------     ------------
 (Loss) before income tax (benefit) and preferred stock dividends             (212,077)        (710,196)
 Income tax (benefit)                                                                -                -
                                                                           ------------     ------------
 (Loss) before preferred stock dividends                                      (212,077)        (710,196)
 Preferred Stock dividends                                                     (27,900)         (29,896)
                                                                           ------------     ------------
 Net (loss) applicable to common shares                                    $  (239,977)     $  (740,092)
                                                                           ============     ============
 Basic and diluted (loss) per share                                        $     (0.01)     $     (0.03)
                                                                           ============     ============
 Basic and diluted average shares outstanding                               29,706,456       21,355,431
                                                                           ============     ============


                       See Notes to Financial Statements.

                                       F3

                      THE FINANCIAL COMMERCE NETWORK, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         For the Three Months Ended
                                                                                                March 31,
                                                                                           2001           2000
                                                                                           ----           ----
    Operating Activities
       Net (loss)                                                                      $ (212,077)    $(710,196)
       Adjustments to reconcile net (loss) to
          net cash used by operating activities:
       Stock option and warrant compensation                                                    -       351,236
       Common stock issued for services                                                     4,200       297,581
       Depreciation                                                                           494             -
       Changes in operating assets and liabilities:
          Marketable securities owned, at market                                            3,428      (525,991)
          Other securities owned, at cost                                                       -        36,473
          Due from clearing broker                                                         34,135       (11,200)
          Director fees payable                                                            30,625        69,250
          Other current assets                                                            (23,992)      (65,061)
          Other assets                                                                     57,593             -
          Accounts payable and accrued expenses                                           (34,064)     (210,794)
          Commissions payable                                                              (4,143)       45,669
          Deferred compensation                                                                 -       159,500
                                                                                       ----------     ---------
       Net cash (used) by operating activities                                           (143,801)     (563,533)

    Financing Activities
       Sale of common stock                                                               175,000       681,639
       Advances to affiliates                                                               5,700        10,321
       Payments on bank loan                                                               (5,531)       (3,396)
       (Repayments) advances from stockholders                                              2,465       (98,627)
                                                                                       ----------     ---------
       Net cash provided by financing activities                                          177,634       589,937
                                                                                       ----------     ---------
       Increase (decrease) in cash                                                         33,833        26,404
       Cash at beginning of period                                                            572        23,004
                                                                                       ----------     ---------
       Cash at end of period                                                           $   34,405     $  49,408
                                                                                       ===========    =========

    Supplemental Disclosures of Cash Flow Information:
      Cash paid during year for:
         Interest                                                                      $        -    $       -
                                                                                       ===========    =========
         Income taxes                                                                  $        -    $       -
                                                                                       ===========    =========

                       See Notes to Financial Statements.

                                       F4

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

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

         Name Changes

         On May 13, 1999, the Company changed its name from Intrex to Intrex.com. On September 8, 1999, the Company changed its name to The Financial Commerce Network, Inc.

         The accompanying unaudited financial statements have been prepared by The Financial Commerce Network, Inc., in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2001, its operating results for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The balance sheet at December 31, 2000, has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

         The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.


                                       F5

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 1- ORGANIZATION AND OPERATIONS (continued)

         Acquisitions

         Effective March 29, 1999, Alexander, Wescott Holdings, Inc. (Holdings), the parent company of ALWC, entered into an agreement with TFCN. The agreement provided for TFCN to issue 13,500,000 shares of its common stock and assume liabilities of approximately $572,000, in exchange for all of Holdings' outstanding shares of ALWC in a transaction accounted for as a reverse merger. As a result, ALWC is considered, for accounting purposes, to be the acquiring company since the stockholders of ALWC acquired more than 50% of the issued and outstanding stock of TFCN. The accompanying consolidated financial statements give effect to this reverse merger.

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

         During May 2000, TFCN entered into an agreement whereby TFCN exchanged 200,000 restricted shares of the Company's common stock in exchange for all of the issued and outstanding shares of StockChicken.com and assumed liabilities of approximately $47,000. The shares were issued to the stockholders of StockChicken.com with a valuation of $2.00 per share. The acquisition has a "reset" provision that provides on the sixth month anniversary of the closing, if the price of TFCN common stock is below a $2.00 bid price for five consecutive trading days, then the selling shareholders will be given an additional number of TFCN common shares to offset the price. The accompanying consolidated financial statements reflect operations of StockChicken.com from May 18, 2000, the closing date of the agreement, through December 31, 2000. In connection with this transaction, the Company recorded goodwill of approximately $447,704, which represents the excess value of the shares issued over the net assets of StockChicken.com that were acquired. for the period May 18, 2000, to December 31, 2000, StockChicken.com had no revenues. On December 1, 2000, the Company issued an additional 1,494,924 restricted shares of the Company's common stock for the "reset" provision of the contract. The management of the Company believes that due to current economic conditions, the value of the goodwill has been impaired and, therefore the value of the goodwill has been reduced to $1,000.


                                       F6

                     THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 1- ORGANIZATION AND OPERATIONS (continued)

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

         In August 2000, the Company issued 50,000 shares of restricted common stock in exchange for the rights to the domain names 500PitStop.com and CountryandWesternHits.com and all rights associated with and any and all revenue generated from the seller's agreement with Vstore.com. The restricted common stock was valued at $37,500. The management of the Company believes that due to current economic conditions, the value of the domain name has been impaired and, therefore the value has been reduced to $1,000.

         Investments

         On March 15, 2000, the Company acquired 490,196 shares of the Naturalist.com, 4.8% of its outstanding common stock for an investment of $250,000. Naturalist.com is an internet portal. As of March 31, 2001 and December 31, 2000, the Company is carrying the investment at cost.

         Included in other current assets is approximately $145,000 due from Rascals International, Ltd. The amount is payable in either cash or shares of Rascals stock, at a valuation of $.20 per share.

         Also, in March 2000, the Company purchased an 8% interest in American Association of Professional Athletes, Inc. for $69,600. The investment was recorded at cost. However, at December 31, 2000, management of the Company, reduced the value of its investment to $1,000 based upon its estimated market value.


                                       F7

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of The Financial Commerce Network, Inc. and its wholly-owned subsidiaries, Alexander, Wescott & Co. Inc., Alexander Wescott Securities since inception and Stockchicken.com since May 18, 2000 (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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


                                       F8

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


                                       F9

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 3- GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2001, the Company incurred a loss from operations of approximately $212,000. The financial statements for the years ended December 31, 2000 and 1999, the Company incurred losses from operations of approximately $2,987,000 and $4,735,000 respectively, exclusive of charges for (1) stock based compensation and consulting fee of approximately $717,000 and $26,784,000, respectively
         (2) impairment of assets of approximately $598,000 in 2000 and generated negative cash flows from operations of approximately $836,000 and $2,478,000 respectively.

         These losses resulted primarily from the Company establishing itself as a reporting public company, developing an Internet portal, and building an infrastructure. In order to effectuate the foregoing, key revenue producers employed by ALWC were heavily involved and were, therefore, limited in the time they were able to devote to generating revenues during the year. Toward the end of 1999 and during 2000, having completed establishing itself as a public company, the Company began addressing its operations and substantially reduced costs through staff reductions and office consolidations. For the quarter ended March 31, 2001, and the year ended December 31, 2000, the Company raised approximately $175,000 and $1,140,000, respectively, through private placements.

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

Note 4- NET CAPITAL REQUIREMENT

         ALWC, as a member of the NASD, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid, if the resulting net capital ratio would exceed 10 to 1. ALWC is also subject to the CFTC's minimum financial requirements which require that ALWC maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1. At March 31, 2001, ALWC's net capital was approximately $124,000, which was approximately $24,000 in excess of its minimum requirement of $100,000.


                                       F10

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 5- CONVERTIBLE NOTES PAYABLE

         In November 2000, the Company issued $100,000 in convertible notes for $100,000. The notes are convertible into common stock at a price of $0.10 per share. In January 2001, the notes were converted into 1,000,000 shares of the Company's common stock.

         At December 31, 2000, the following convertible notes payable were outstanding:

         Note payable due February 16, 2001, 0% interest                $  100,000
                                                                        ===========

Note 6- BANK LOAN PAYABLE

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

Note 7- COMMON STOCK

         During January 2000, the Company authorized the issuance of 1,010,000 shares of common stock to certain employees of the Company. These shares will vest over a period of one year commencing January 1, 2000, provided the employees remain with the Company until December 31, 2000. The accompanying consolidated financial statements include compensation expense of approximately $491,000 related to those shares for the year ended December 31, 2000. The shares were issued in May 2000. 810,000 shares have been forfeited to date and the weighted average per share amounts give effect to these forfeitures as though the shares were never issued.

         During February and March 2000, the Company sold 1,440,000 shares of its common stock for $0.50 per share for gross proceeds of $720,000 in a Private Placement.

         During May 2000, the Company issued 13,500 shares of common stock for professional services valued at $12,997.

         In July 2000, the Company issued 50,000 shares of restricted common stock in settlement of a legal matter that has been charged to operations in the accompanying consolidated financial statements.


                                       F11

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 7- COMMON STOCK (continued)

         During August and September 2000, the Company sold 1,552,500 shares of its common stock for $0.20 per share for gross proceeds of $310,500 in a Private Placement.

         In November 2000, the Company sold 1,000,000 shares of common stock for a subscription receivable of $100,000, or $0.10 per share. Due to a drop in the share price of the Company's stock, the buyer has defaulted on his subscription and has asked the Company to renegotiate the subscription price to $0.025 per share or $25,000. The Company's management has agreed to accept the reduced price but it has not yet been paid. If the amount is not paid by May 15, 2001, the Company will cancel the certificate for the 1,000,000 shares.

         In December 1999, the Company issued 260,000 shares of common stock, which vest over one year, to a consultant that will represent the Company in Geneva, Switzerland. In addition, the agreement provides for the payment of commissions based on his sales. In October 2000, the Company issued an additional 50,000 shares of common stock to the same consultant for commissions valued at $10,000.

         In January 2001, the Company issued 1,000,000 shares of restricted common stock in conversion of a $100,000 convertible note at $0.10 per share.

         In February 2001, the Company accepted from a former employee of ALWC an exchange of 500,000 shares of the Company's common stock to satisfy a $17,000 liability he owed the Company.

         In February 2001, the Company authorized the issuance of 2,000,000 shares of common stock to be awarded to employees and directors quarterly.

         In February 2001, the Company sold 2,000,000 shares of common stock in a private placement for gross proceeds of $50,000.


                                       F12

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 7- COMMON STOCK (continued)

         In February 2001, the Company entered into an understanding with a closed broker dealer (the "BD") to acquire all of the outstanding capital stock of the BD based on certain conditions as defined in the letter of understanding. The Company has also entered into an agreement with the BD whereby the Company will acquire the accounts of the BD for the payment of twenty two percent (22%) of a year's commissions received by the Company relating to the acquired accounts (subject to additional terms of the agreement) and 1,000,000 shares of the Company's common stock to be paid upon the value of the accounts acquired having an aggregate asset value in excess of $13,000,000. An additional 1,000,000 shares of common stock can be issued if the accounts generate $2,000,000 in commissions and is payable at the rate of 250,000 common shares for each additional $500,000 in commission revenue generated.

         In February 2001, the Company agreed to issue 408,000 shares of common stock of the Company to affiliates of Richard H. Bach, a principal stockholder and the Chairman of the Board and Chief Executive Officer of the Company, in exchange for $10,200 of recently made loans. On February 9, 2001, the Company agreed to convert $250,000 of the Company's deferred salary obligation to Mr. Bach into 8,333,333 shares of common stock. None of the shares issuable to Mr. Bach or any of his affiliates in exchange for debt or deferred salary obligations have yet been issued. Mr. Bach has agreed that the Company can defer the issuance of any portion of such shares, and he has agreed not to exercise his options, if the Company does not have an adequate number of authorized shares available.

         In March 2001, the Company sold 1,000,000 shares of common stock in a private placement for gross proceeds of $25,000.

         The Company issued 140,000 shares of restricted common stock for services rendered during the first quarter of 2001 for $4,200.


                                       F13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         As at March 31, 2001, $1,805,425 of our liabilities consisted of obligations to Richard Bach, our principal stockholder, Chief Executive Officer and Chairman of the Board, and to Ara Proudian, our former president, of which $916,000 consisted of deferred compensation to Mr. Bach, $175,000 consisted of deferred compensation to Mr. Proudian, $239,123 consisted of the balance due on loans from and payable to Mr. Bach and $475,302 consisted of the balance due on loans from other stockholders. If all such liabilities are excluded, our working capital deficit as of March 31, 2001 would be reduced to $441,008 and if such liabilities were converted to capital, we would have a stockholders' deficit of $820,218.

         Except for historical information, the materials contained in this Management's Discussion and Analysis is forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act) and involve a number of risks and uncertainties. The first is that our accountants, who have reviewed the financial statements included in this report, have expressed substantial doubt about whether we can continue as a going concern due to our working capital deficit, accumulated losses and stockholders' deficit. Unless we can raise additional capital, attain future profitable operations, increase revenues, reduce expenses, and obtain relief from the obligations to our principal stockholder and chief executive officer, our financial condition and our results of operations and cash flows are likely to be materially adversely affected, and we may have to curtail operations. Other risks include the periodic downturns in our principal business sector, securities brokerage and investment banking, reductions in our broker-dealer's net capital that could compel us to curtail our operations, intense price competition in the brokerage business, the lack of predictability of investment banking income for a small brokerage firm, competition for customers in the investment banking business with companies that have an extensive international research and sales capability, our history of losses, turnover in our management, the absence of a permanent chief financial officer, the large number of outstanding options and other convertible securities that will substantially dilute our earnings if we become profitable, and the substantial number of unregistered shares that we are required to register, which if registered and sold in the market could materially adversely effect the trading price for our common stock.

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

         RESULTS OF OPERATIONS

         During the first quarter of 2000, we entered into an agreement with Alexander Wescott International, LTD., pursuant to which we exchanged 125,000 restricted shares of our common stock in exchange for all of the issued and outstanding shares of Alexander Wescott Securities, Ltd., a Bermuda broker-dealer. The consolidated financial statements give effect to this acquisition for all periods presented, because we and Alexander Wescott Securities were entities under common control, as an as-if pooling.

         During the second quarter of 2000, we acquired StockChicken.com, Inc. We have determined that the goodwill attributable to our investment in Stockchicken.com has become impaired and accordingly, we have reduced its value to $1,000. In June and August 2000, we acquired two additional domain names in exchange for an aggregate of 80,000 shares and the right to receive a share of the revenues generated from the sales of merchandise at the related websites pursuant to the arrangements with Vstore.com. Any revenues and expenses associated with these acquisitions are reflected in our financial statements commencing on the respective dates of the acquisitions. There were no revenues or expenses associated with the Stockchicken.com and domain name acquisitions for the three months ended March 31, 2001.

         THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         NET LOSSES

         For the three months ended March 31, 2001 and 2000, we incurred a net loss of $239,977 and $740,092, respectively.

         REVENUE

         For the three months ended March 31, 2001, we recorded revenue of $86,409 as compared to $914,301 for the three months ended March 31, 2000.

         Our revenues are principally composed of ALWC's trading, commission and investment banking revenues. During the three months ended March 31, 2001, ALWC's trading and commission revenue was $55,733 and revenue from investment banking was $4,000. During the three months ended March 31, 2000, ALWC's trading and commission revenue was $871,882 and revenue from investment banking was $23,669. The decrease in trading and commission revenues was primarily due to market volatility. In addition to revenues from trading, commissions, investment banking and interest income, we had other revenues of $24,390 for the three months ended March 31, 2001 as compared to other revenues of $13,125 for the three months ended March 31, 2000.

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

         General and administrative expenses decreased to $295,155, for the three months ended March 31, 2001, from $1,273,261, excluding stock option and warrant compensation of $351,236, for the three months ended March 31, 2000. This decrease of $978,106 (77%), was mainly due to a decrease in employee compensation and benefits.

         Since December 31, 2000, we have hired an additional 18 brokers, and we anticipate hiring additional brokers to continue expanding our operations.
These additional brokers are paid based solely upon commissions. In addition, we have hired an additional two administrative employees to assist the additional brokers, and we anticipate hiring up to an additional two administrative employees within the next several weeks for the same purpose.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had current assets of $492,991 and current liabilities of $2,083,424, resulting in a working capital deficit of $1,590,433. As discussed above, because of this deficit together with our substantial accumulated losses and stockholders' deficit, our accountants have expressed substantial doubt about whether we can continue as a going concern. Unless we raise additional capital, attain future profitable operations, increase revenues, reduce expenses and obtain relief from our obligations to our principal stockholder and our former president, our financial condition and our results of operations and cash flows are likely to be materially affected, and we may have to curtail operations.

         During the three months ended March 31, 2001, we used cash for operating activities of approximately $143,801 compared to the three months ended March 31, 2000 of approximately $563,533. Cash used for operations for the three months ended March 31, 2001, resulted from our net loss of approximately $212,077, of which approximately $4,694 was a non-cash loss. Cash used for operations for the three months ended March 31, 2000 resulted from our net loss of approximately $710,196, of which approximately $380,994 was a non-cash loss.

         During the three months ended March 31, 2001, we generated cash from financing activities of approximately $177,634 compared to approximately $589,937 for the three months ended March 31, 2000. The cash generated during the three months ended March 31, 2001, was attributable to the sales of common stock and advances from stockholders. The cash generated during the three months ended March 31, 2000, was attributable to the sale of common stock net of repayments of stockholder loans.

         We require capital resources substantially greater than those currently available to us to continue operations and restore profitability. We intend to seek additional debt or equity financing to fund the cost of such continuation of operations, but additional financing may not be available. If neither additional debt nor equity financing is available, we may seek short-term loans. In addition, we may seek a strategic alliance with another company that would provide us capital, although we may not find such a strategic partner.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

         I.R. International Consultants, Inc. has served ALWC with a Summons and Complaint dated February 29, 2001 in the District Court of the State of New York, First District, County of Nassau, alleging $24,627.60 is due to it for investor relations and advertising services performed for ALWC in May and June 2000. Our special counsel is reviewing the complaint and gathering the relevant facts in order to determine our defenses, if any.

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

         In March 2001, we settled the Todd Nisbet v. The Financial Commerce Network, Inc. litigation (Complaint filed February 9, 2000 in Superior Court of New Jersey Law Division: Essex County). Plaintiff was employed as our chief operating officer under an employment agreement dated June 22, 1999. Mr. Nisbet sought damages of $150,000 based on alleged breach of contract and other related claims. We asserted that in the fall of 1999, we offered Mr.

Nisbet another position with the Company because our Board of Directors felt he was unable to fulfill his duties as chief operating officer, but the offer was declined. Mr. Nisbet left our employ in November 1999. Under the settlement, we are paying Mr. Nisbet $75,000 in 18 equal consecutive monthly installments.

         In May 2001, the Douglas G. Zimmer v. Alexander, Wescott & Co., Inc. arbitration was decided (Arbitration before the NASD instituted in June 19, 2000). Mr. Zimmer is a former securities salesman of ALWC. The complaint, which alleged improper termination in July 1998 and defamatory statements by us in our reports to the NASD, sought approximately $23,000 in damages. We alleged that Mr. Zimmer improperly sold securities to a client. Mr. Zimmer disclaimed responsibility for the sale. The subsequent cancellation of the trade caused a loss to us of approximately $12,235. We subsequently terminated Mr. Zimmer's employment and retained any commissions owed to him to offset the loss. The arbitrator awarded Mr. Zimmer $8,236.96 in compensatory damages plus interest at the rate of 9% per annum for the period from August 1, 1998 through April 30, 2001. In addition, ALWC was ordered to file a new NASD report and to state that the reason for Mr. Zimmer's termination was "voluntary."

Item 2. Changes in Securities and Use of Proceeds

         Set forth below are descriptions of our issuances of shares of common stock that were not registered under the Securities Act of 1933 (the "Act") that we issued during the fiscal quarter ended March 31, 2001, and the commitments to issue shares entered into during such quarter.

         In January 30, 2001 we issued 1,000,000 shares of common stock to an accredited investor in exchange for an outstanding convertible note in the amount of $100,000, which note was issued in a transaction that was exempt from registration pursuant to Rule 506. The exchange was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

         In February 2001, we agreed to issue up to 2,000,000 shares of common stock in connection with the transfer to us of the accounts of a closed broker-dealer. As of the date of this report, no shares have been issued. The sale and issuance of shares is exempt from registration pursuant to Section 4(2) of the Securities Act.

         In February 2001, we sold 2,000,000 shares of common stock to an accredited investor for an aggregate of $50,000. The sale was exempt from registration pursuant to Rule 506.

         In February 2001, we agreed to issue 408,000 shares of common stock to affiliates of Richard Bach, a principal stockholder and our Chairman and Chief Executive Officer, in exchange for $10,200 of recently made loans. On February 9, 2001, we agreed to convert $250,000 of our deferred salary obligation to Mr. Bach into 8,333,333 shares of common stock. As of the date of this report, none of the shares issuable to Mr. Bach or any of his affiliates in exchange for debt or deferred salary obligations had been issued. Mr. Bach has agreed that we can defer the issuance of any portion of such shares, and he has agreed not to exercise his options, if we do not have an adequate number of authorized shares available.

         In March 2001, we sold 1,000,000 shares of common stock to an accredited investor for an aggregate of $25,000. The sale was exempt from registration pursuant to Rule 506.

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

10.1     First Southwest Company Clearing Agreement (2)

10.2     Resignation Agreement signed on or about October 27, 2000 between
         Richard H. Bach and The Financial Commerce Network, Inc., including the Amendment dated November 29, 2000.(3)

21.      Subsidiaries of the Registrant (4)

22.      Consents (2)

-------------------------

(1) Incorporated by reference from the Form 10-SB filed by the company on November 5, 1999 and amended on January 7 and February 15, 2000.

(2) Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 1999.

(3) Incorporated by reference from the Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

(4) Incorporated by reference from the Annual Report on Form 10-KSB for the year ended December 31, 2000.

(b)      Reports on Form 8-K.

         On April 3, 2001, the Company filed a Current Report on Form 8-K pursuant to "Item 4. Change in Registrant's Certifying Accountant," and amended such report on April 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE FINANCIAL COMMERCE NETWORK, INC.
                                       Registrant

                                       By:   /s/ Michael S. Segal
                                          ---------------------------------
                                             Michael S. Segal
                                             Secretary
                                             (principal financial officer)

                                       Date: May 15, 2001