Form 10QSB
period 2001-06-30
FINANCIAL COMMERCE NETWORK INC
filed 2001-08-21
CIK 1098481

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-27971

                      THE FINANCIAL COMMERCE NETWORK, INC.
             (Exact name of registrant as specified in its charter)


             NEVADA                                         22-2582276
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)

                                 40 Wall Street
                            New York, New York 10005
              (Address of principal executive offices and zip code)

                                 (212) 635-9587
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 48,280,256 shares of common stock, $.001 par value, as of June 30, 2001.


================================================================================

                      THE FINANCIAL COMMERCE NETWORK, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


Part I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
              June 30, 2001 and December 31, 2000                                  3

         Condensed Consolidated Statements of Operations
              Three months and six months ended June 30, 2001 and 2000             4

         Condensed Consolidated Statements of Cash Flows
              Three months and six months ended June 30, 2001 and 2000             5

         Notes to Condensed Consolidated Financial Statements                    6-14

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             15-16



PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                    17

         Signatures                                                               18

             THE FINANCIAL COMMERCE NETWORK, INC.

               Consolidated Balance Sheets

                                                                                    June 30,            December 31,
                                                                                      2001                  2000
                                                                                      ----                  ----
                               ASSETS                                             (unaudited)
                               ------
Current Assets
  Cash and equivalents                                                          $        55,696     $           572
  Due from broker                                                                        76,839             159,649
  Marketable securities owned, at market                                                199,891               7,614
  Other securities owned, at fair value                                                  13,327              13,327
  Due from affiliates                                                                   281,878             133,983
  Other current assets                                                                  196,360             155,882
                                                                                  --------------      --------------
          Total Current Assets                                                          823,991             471,027

  Office equipment, net                                                                   7,839               9,258
  Other assets                                                                          306,283             331,321
                                                                                  --------------      --------------

TOTAL ASSETS                                                                    $     1,138,113     $       811,606
                                                                                  ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Bank loan payable                                                             $        35,939     $        38,879
  Convertible notes payable                                                             272,000             100,000
  Loans payable                                                                         206,542                   -
  Accounts payable and accrued expenses                                               1,371,653           1,267,229
  Commissions payable                                                                    36,305              12,380
  Deferred compensation                                                                       -             435,000
  Due to stockholders, officers and directors                                            30,069             199,873
                                                                                  --------------      --------------
          Total Current Liabilities                                                   1,952,508           2,053,361

Commitments and contingencies

Long-term liabilities
  Bank loan payable, less current portion                                                     -               7,232
  Deferred compensation                                                               1,091,000             656,000

Stockholders' (Deficit)
  Common stock, 50,000,000 shares authorized at $.001 par value; issued and outstanding 48,280,256 at June 30, 2001
    and 27,649,123 at December 31, 2000                                                  48,281              27,650
  Convertible preferred stock 10,000,000 shares authorized
    at $.001 par value; issued and outstanding
    67,500 at June 30, 2001 and December 31, 2000                                            67                  67
  Additional paid-in capital                                                         34,497,739          33,925,841
  Deficit                                                                           (36,294,896)        (35,667,942)
  Treasury stock - preferred stock, 5,000 and 5,000 shares                              (50,000)            (50,000)
  Treasury stock - common stock, 544,436 and 79,436 shares                              (81,586)           (115,603)
  Subscription receivable                                                               (25,000)            (25,000)
                                                                                  --------------      --------------
          Total Stockholders' (Deficit)                                              (1,905,395)         (1,904,987)
                                                                                  --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $     1,138,113     $       811,606
                                                                                  ==============      ==============


                       See Notes to Financial Statements.

                      THE FINANCIAL COMMERCE NETWORK, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  For the Three Months              For the Six Months
                                                                     Ended June 30,                   Ended June 30,
                                                                 2001             2000             2001            2000
                                                                 ----             ----             ----             ----
Revenues
Trading and commissions                                    $     217,997    $     (57,701)   $     273,730    $     814,181
Investment banking                                                 4,520           14,300            8,520           37,969
Interest                                                           1,945            4,068            4,231            9,693
Other                                                              2,045                -           26,435           13,125
                                                             ------------     ------------     ------------     ------------
                                                             ------------     ------------     ------------     ------------
                                                                 226,507          (39,333)         312,916          874,968
Selling, General and Administrative Expenses
Employee compensation and benefits                               140,674          160,005          210,021        1,258,627
Clearance fees                                                    24,694           52,333           44,267           95,631
Occupancy                                                         74,798          105,046          133,542          139,098
Communications                                                    87,591           12,766          131,921           51,278
Insurance                                                              -           10,424            3,729           22,139
Stock option and warrant compensation                                  -          671,876                -          688,736
Other                                                            250,578          251,969          350,010          638,407
                                                             ------------     ------------     ------------     ------------
                                                                 578,335        1,264,419          873,490        2,893,916

(Loss) from operations                                          (351,828)      (1,303,752)        (560,574)      (2,018,948)

Other Income and Expenses
Interest income                                                        -                -                1                -
Interest expense                                                  (7,249)               -          (10,581)               -
                                                             ------------     ------------     ------------     ------------
                                                                  (7,249)               -          (10,580)               -
                                                             ------------     ------------     ------------     ------------

(Loss) before income tax (benefit) and preferred
   stock dividends                                              (359,077)      (1,303,752)        (571,154)      (2,018,948)
Income tax (benefit)                                                   -                -                -                -
                                                             ------------     ------------     ------------     ------------
(Loss) before preferred stock dividends                         (359,077)      (1,303,752)        (571,154)      (2,018,948)
Preferred Stock dividends                                        (27,900)               -          (55,800)               -
                                                             ------------     ------------     ------------     ------------
Net (loss) applicable to common shares                     $    (386,977)   $  (1,303,752)   $    (626,954)   $  (2,018,948)
                                                             ============     ============     ============     ============

Basic and diluted (loss) per share                         $       (0.01)   $       (0.06)   $       (0.02)   $       (0.09)
                                                             ============     ============     ============     ============

Basic and diluted average shares outstanding                  33,963,804       22,459,615       31,625,454       21,697,371
                                                             ============     ============     ============     ============


                       See Notes to Financial Statements.

                      THE FINANCIAL COMMERCE NETWORK, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               For the Three Months                 For the Six Months
                                                                  Ended June 30,                      Ended June 30,
                                                               2001            2000              2001                2000
                                                               ----            ----              ----                ----
Operating Activities
   Net (loss)                                             $   (359,463)   $  (1,303,752)   $    (571,540)   $  (2,018,948)
   Adjustments to reconcile net (loss) to
      net cash used by operating activities:
   Stock option and warrant compensation                             -          337,500                -          688,736
   Common stock issued for compensation                              -          229,609                -          296,876
   Common stock to be issued for services                            -           37,500                -           37,500
   Common stock issued for services                                  -                -            4,200          230,314
   Depreciation and amortization                                   925            5,000            1,419            5,000
   Changes in operating assets and liabilities:
      Marketable securities owned, at market                  (195,705)         622,057         (192,277)         101,066
      Other securities owned, at fair value                          -           (7,555)               -           28,918
      Due from clearing broker                                  48,675           11,200           82,810                -
      Other current assets                                     (16,486)         268,061          (40,478)         203,000
      Other assets                                             (32,555)        (315,000)          25,038         (315,000)
      Accounts payable and accrued expenses                    306,246           41,445          112,424         (169,349)
      Commissions payable                                       28,068          (58,231)          23,925          (12,562)
      Director fees payable                                     30,625                -           61,250           69,250
      Deferred compensation                                          -          162,500                -          322,000
                                                            -----------     ------------     ------------     ------------
   Net cash (used) by operating activities                    (189,670)          30,334         (493,229)        (533,199)

Financing Activities
   Sale of common stock                                        150,000           38,361          325,000          720,000
   (Acquisition of) sale of treasury stock                           -           10,065                -           10,065
   Advances from affiliates                                   (153,595)             432         (147,895)          10,753
   Payments on bank loan                                        (4,641)          (5,006)         (10,172)          (8,402)
   Repayments to stockholders                                  (99,587)        (121,000)         (97,122)        (219,627)
   Loans payable                                                46,784                           206,542                -
   Convertible loans payable                                   272,000                           272,000                -
                                                            -----------     ------------     ------------     ------------
   Net cash provided by financing activities                   210,961          (77,148)         548,353          512,789
                                                            -----------     ------------     ------------     ------------

   Increase (decrease) in cash                                  21,291          (46,814)          55,124          (20,410)
   Cash at beginning of period                                  34,405           49,408              572           23,004
                                                            -----------     ------------     ------------     ------------
   Cash at end of period                                  $     55,696    $       2,594    $      55,696    $       2,594
                                                            ===========     ============     ============     ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                             $          -    $           -    $       1,078    $           -
                                                            ===========     ============     ============     ============
     Income taxes                                         $          -    $           -    $           -    $           -
                                                            ===========     ============     ============     ============

            See Notes to Financial Statements.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001



Note 1 - ORGANIZATION AND OPERATIONS

         The Financial Commerce Network, Inc. ("TFCN") was incorporated in the State of Washington in July 1969. TFCN is a holding company. Its wholly owned subsidiary, Alexander, Wescott & Co., Inc. (ALWC), is a broker-dealer registered with the Securities and Exchange Commission
         (SEC), the Commodity Futures Trading Commission (CFTC) and is also a member of the National Association of Securities Dealers, Inc. (NASD) and the National Futures Association (NFA). ALWC's operations consist primarily of engaging in principal transactions and providing investment banking services. Alexander Wescott Securities, Ltd. (ALWS) is a Bermuda based broker dealer. Its wholly owned StockChicken.com
         (SC) subsidiary is a financial information provider which has no operations.

         Name Changes

         On May 13, 1999 the Company changed its name from Intrex to Intrex.com. On September 8, 1999 the Company changed its name to The Financial Commerce Network, Inc.

         The accompanying unaudited financial statements have been prepared by The Financial Commerce Network, Inc. in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30, 2001, its operating results for the three and six months ended June 30, 2001 and 2000 and cash flows for the three and six months ended June 30, 2001 and 2000. The balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements as of that date. Th financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

         The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2001.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


Note 1 - ORGANIZATION AND OPERATIONS (continued)

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

         During May 2000, TFCN entered into an agreement whereby TFCN exchanged 200,000 restricted shares of the Company's common stock in exchange for all of the issued and outstanding shares of StockChicken.com and assumed liabilities of approximately $47,000. The shares were issued to the stockholders of StockChicken.com with a valuation of $2.00 per share. The acquisition has a "reset" provision that provides on the sixth month anniversary of the closing, if the price of TFCN common stock is below a $2.00 bid price for five consecutive trading days, then the selling shareholders will be given an additional number of TFCN common shares to offset the price. The accompanying consolidated financial statements reflect operations of StockChicken.com from May 18, 2000, the closing date of the agreement, through December 31, 2000. In connection with this transaction, the Company recorded goodwill of approximately $447,704, which represents the excess value of the shares issued over the net assets of StockChicken.com that were acquired. For the period May 18, 2000 to December 31, 2000, StockChicken.com had no revenues. In December 2000, the Company issued an additional 1,494,924 restricted shares of the Company's common stock for the "reset" provision of the contract. The management of the Company believes that due to current economic conditions, the value of the goodwill has been impaired and, therefore the value of the goodwill has been reduced to $1,000.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


Note 1 - ORGANIZATION AND OPERATIONS (continued)

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

         Investments

         On March 15, 2000, the Company acquired 490,196 shares of Naturalist.com, 4.8%, of its outstanding common stock, for an investment of $250,000. Naturalist.com is an internet portal. As of March 31, 2001 and December 31, 2000, the Company is carrying the investment at cost.

         Included in other current assets is approximately $145,000 due from Rascals International, Ltd. The amount is payable in either cash or shares of Rascals common stock, at a valuation of $.20 per share.

         Also, in March 2000, the Company purchased an 8% interest in American Association of Professional Athletes, Inc. for $69,600. The investment was recorded at cost. However, at December 31, 2000 management of the Company, reduced the value of its investment to $1,000 based upon its estimated market value.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

Note 3 - GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2001, the Company incurred a net loss of approximately $571,000. For the years ended December 31, 2000 and 1999, the Company incurred losses from operations of approximately $2,987,000 and $4,735,000 respectively, exclusive of charges for (1) stock based compensation and consulting fee of approximately $717,000 and $26,784,000, respectively (2) impairment of assets of approximately $598,000 in 2000 and generated negative cash flows from operations of approximately $836,000 and $2,478,000 respectively.

         These losses resulted primarily from the Company establishing itself as a reporting public company, developing an Internet portal, and building an infrastructure. In order to effectuate the foregoing, key revenue producers employed by ALWC were heavily involved and were, therefore, limited in the time they were able to devote to generating revenues during the year. Toward the end of 1999 and during 2000, having completed establishing itself as a public company, the Company began addressing its operations and substantially reduced costs through staff reductions and office consolidations. For the three and six months ended June 30, 2001 and the year ended December 31, 2000, the Company raised approximately, $175,000, $325,000 and $1,140,000, respectively, through private placements.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that the Company will continue as a going concern because it has the ability to extend the loans and obtain additional loans from its major shareholder. As a result, the Company will have sufficient cash to operate for the next twelve months. The Company is also actively pursuing additional equity financing through stock sales and when necessary management has loaned money to the Company for working capital.


Note 4 - NET CAPITAL REQUIREMENT

         ALWC, as a member of the NASD, is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn, or cash dividends paid, if the resulting net capital ratio would exceed 10 to 1. ALWC is also subject to the CFTC's minimum financial requirements which require that ALWC maintain net capital, as defined, equal to the greater of its requirements under Regulation 1.17 under the Commodity Exchange Act or Rule 15c3-1. At June 30, 2001, ALWC's net capital was approximately $200,000, which was approximately $100,000 in excess of its minimum requirement of $100,000.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



Note 5 - CONVERTIBLE NOTES PAYABLE

         In November 2000, the Company issued $100,000 in convertible notes for $100,000. The notes are convertible into common stock at a price of $0.10 per share. In January, 2001, the note was converted into 1,000,000 shares of the Company's common stock.

         At December 31, 2000 the following convertible notes payable were outstanding:

         Note payable due February 16, 2001 0% interest            $  100,000
                                                                    ==========

         The Company issued $272,000 of convertible notes payable to certain shareholders which bear 8% interest and are due upon demand. The purchaser has the right to convert these notes at $0.02 per share of common stock. The Company does not have sufficient authorized common shares at this time to convert these notes.

Note 6 - BANK LOAN PAYABLE

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

Note 7 - COMMON STOCK

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

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



Note 7 - COMMON STOCK (continued)


         In July 2000, the Company issued 50,000 shares of restricted common stock in settlement of a legal matter that has been charged to operations in the accompanying consolidated financial statements.

         During August and September 2000, the Company sold 1,552,500 shares of its common stock for $0.20 per share for gross proceeds of $310,500 in a Private Placement.

         In November 2000, the Company sold 1,000,000 shares of common stock for a subscription receivable of $100,000 or $0.10 per share. Due to a drop in the share price of the Company's stock, the buyer has defaulted on his subscription and has asked the Company to renegotiate the subscription price to $0.025 per share or $25,000. The Company's management has agreed to accept the reduced price but it has not yet been paid. If the amount is not paid by September 15, 2001, the Company will cancel the certificate for the 1,000,000 shares.

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

         In February 2001, the Company authorized the issuance of 2,000,000 shares of common stock to be awarded to employees and directors quarterly. No shares have been issued to date.

         In February 2001, the Company sold 2,000,000 shares of common stock in a private placement for gross proceeds of $50,000.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


Note 7 - COMMON STOCK (continued)

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

         The Company issued 140,000 shares of restricted common stock for services during first quarter of 2001 for $4,200.

         During the second quarter of 2001 the Company (1) sold 7,500,000 shares of common stock at $0.02 per share for a gross proceeds of $150,000 in a private placement, (2) converted $267,700 of loans from the Chairman and his affiliates for 8,991,333 shares of common stock.

                                     Item 2
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

NET LOSSES

For the six months ended June 30, 2001 and 2000, the Company incurred a net loss of $626,954 and $2,018,948, respectively. For the three months ended June 30, 2001 and 2000 the Company incurred a net loss of $386,977 and $1,308,752, respectively. Explanations of these results are set forth below.

REVENUE

For the six months ended June 30, 2001, the Company recorded revenue of $312,916 as compared to $874,968 for the six months ended June 30, 2000. For the three months ended June 30, 2001, the Company recorded revenue of $226,507 as compared to ($39,333) for the three months ended June 30, 2000.

During the six months ended June 30, 2001, ALWC's trading and commission revenue was $273,730 and revenue from investment banking was $8,520. During the six months ended June 30, 2000, ALWC's trading and commission revenue was $814,181 and revenue from investment banking was $37,969. During the three months ended June 30, 2001, ALWC's trading and commission revenue was $217,997 and revenue from investment banking was $4,520. During the three months ended June 30, 2000, ALWC's trading and commission revenue was ($57,701) and the revenue from investment banking was $14,300.

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

General and administrative expenses decreased to $873,490 for the six months ended June 30, 2001 compared to $2,893,916 for the six months ended June 30, 2000, a decrease which was attributable to the reduction of employees. General and administrative expenses decreased to $578,335 for the three months ended June 30, 2001 compared to $1,264,419 for the three months ended June 30, 2000, the decrease was attributable to the reduction of employees.

Liquidity and Capital Resources

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

During the six months ended June 30, 2001, the company used cash for operating activities of approximately $493,000 compared to the six months ended June 30, 2000 of approximately $533,000. Cash used for operations for the six months ended June 30, 2001 resulted from the Company's net loss of approximately $572,000 compared to approximately $2,018,000 for the six months ended June 30, 2000.

During the six months ended June 30, 2001 the Company generated cash from financing activities of approximately $548,000 compared to approximately $513,000 for the six months ended June 30, 2000. The cash generated during the six months ended June 30, 2001 was attributable to the sales of common stock and new loans net of repayments to stockholders. The cash provided during the six months ended June 30, 2000 was attributable to the sale of common stock net of repayment to stockholders.

At June 30, 2001, the Company had current assets of $823,991 and current liabilities of $1,952,508 which resulted in a working capital deficit of $1,128,517. Current liabilities include accounts payable and accrued expenses of approximately $1,372,000. At June 30, 2001, the Company had available cash of approximately $55,000. The Company has been unable to pay its obligations as they become due.

During the six months ended June 30, 2001, the Company began a private placement to its shareholders and foreign investors to sell 8% convertible demand note payable. As of June 30, the Company has issued $272,000 of convertible demand notes payable with an conversion price of $0.02 per share.

The Company intends to issue additional shares of common stock to raise funds and the Board of Directors will take appropriate actions to accomplish this goal.

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


To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance will result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may flucuate and cash flow may be insufficient to pay the principal of, and interest on, any such indebtedness.

                           Part II - Other Information


Item 2. Changes in Securities.

        During the second quarter of 2001, the Company sold 7,500,000 shares of common stock at $0.02 per share for a gross proceeds of $150,000 in a private placement. The sale of these shares was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

        The Company also converted $267,700 of loans from the Chairman and his affiliates for 8,991,333 shares of common stock. This issue of these shares was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

        During the quarter ended June 30, 2001, the Company issued $272,000 of 8% convertible demand notes payable with a conversion price of $0.02 per share in a private placement. The sale of these notes was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            The Financial Commerce Network, Inc.



Dated:  August 20, 2001                     By: /s/ Richard H. Bach
                                               ------------------------------
                                            Name:  Richard H. Bach
                                            Title: Chairman/CEO