Form 10QSB
period 2001-09-30
FINANCIAL COMMERCE NETWORK INC
filed 2001-12-27
CIK 1098481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                421 Broad Street
                              Utica, New York 13501
              (Address of principal executive offices and zip code)

                                 (315) 738-8232
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 4,828,056 shares of common stock, $.01 par value, as of November 30, 2001.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                                                                                                      Page
         Part I.      CONDENSED CONSOLIDATED FINANCIAL INFORMATION

              Item 1.    Condensed Consolidated Financial Statements                                                   3

                         Condensed Consolidated Balance Sheets
                              September 30, 2001 and December 31, 2000                                                 4

                         Condensed Consolidated Statements of Operations
                              Three months and nine months ended September 30, 2001 and 2000                           5

                         Condensed Consolidated Statements of Cash Flows
                              Three months and nine months ended September 30, 2001 and 2000                           6

                         Notes to Condensed Consolidated Financial Statements                                          7

              Item 2.    Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                                                   8-9



         PART II.     OTHER INFORMATION

              Item 2.    Changes in Securities                                                                         10

                         Signatures                                                                                    11

              Part I - Condensed Consolidated Financial Statements

                                     Item 1
                   Condensed Consolidated Financial Statements

The consolidated financial statements of the Financial Commerce Network, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally acccepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2000.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                           Consolidated Balance Sheets

                                                                            September 30,       December 31,
                                                                                 2001               2000
                              ASSETS                                        (unaudited)
Current Assets
  Cash and equivalents                                                     $      1,179       $        572
  Due from broker                                                               153,066            159,649
  Marketable securities owned, at market                                        152,825              7,614
  Other securities owned, at fair value                                          13,327             13,327
  Due from affiliates                                                           346,152            133,983
  Due from stockholders, officers and directors                                  27,991               --
  Other current assets                                                           72,503            155,882
                                                                           ------------       ------------
          Total Current Assets                                                  767,043            471,027
  Office equipment, net                                                           7,216              9,258
  Other assets                                                                  174,689            331,321
                                                                           ------------       ------------
TOTAL ASSETS                                                               $    948,948       $    811,606
                                                                           ============       ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Bank loan payable                                                        $     35,939       $     38,879
  Convertible notes payable                                                     467,000            100,000
  Accounts payable and accrued expenses                                       1,472,056          1,267,229
  Commissions payable                                                            20,290             12,380
  Deferred compensation                                                            --              435,000
  Due to stockholders, officers and directors                                   206,543            199,873
                                                                           ------------       ------------
          Total Current Liabilities                                           2,201,828          2,053,361

Commitments and contingencies

Long-term liabilities
  Bank loan payable, less current portion                                          --                7,232
  Deferred compensation                                                       1,091,000            656,000

Stockholders' (Deficit)
  Common stock, 5,000,000 shares authorized at $.01 par value; issued and outstanding 4,828,056 at September 30, 2001
    and 2,764,912 at December 31, 2000                                           48,281             27,650
  Convertible preferred stock 10,000,000 shares authorized
    at $.001 par value; issued and outstanding
    67,500 at September 30, 2001 and December 31, 2000                               67                 67
  Additional paid-in capital                                                 34,680,419         33,925,841
  Deficit                                                                   (36,916,061)       (35,667,942)
  Treasury stock - preferred stock, 5,000 and 5,000 shares                      (50,000)           (50,000)
  Treasury stock - common stock, 544,436 and 79,436 shares                      (81,586)          (115,603)
  Subscription receivable                                                       (25,000)           (25,000)
                                                                           ------------       ------------
          Total Stockholders' (Deficit)                                      (2,343,880)        (1,904,987)
                                                                           ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $    948,948       $    811,606
                                                                           ============       ============


            See Notes to Condensed Consolidated Financial Statements.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        For the Three Months           For the Nine Months
                                                         Ended September 30,           Ended September 30,
                                                         2001           2000           2001           2000
                                                         ----           ----           ----           ----
Revenues
Trading and commissions                            $    46,976    $   192,485    $   320,706    $ 1,006,666
Investment banking                                      69,885         25,000         78,405         62,969
Interest                                                16,355          5,394         20,586         15,087
Other                                                   18,927           --           45,362         13,125
                                                   -----------    -----------    -----------    -----------
                                                       152,143        222,879        465,059      1,097,847
Selling, General and Administrative Expenses
Employee compensation and benefits                     328,892        484,798        538,913      1,743,425
Clearance fees                                         108,343         84,978        152,610        180,609
Occupancy                                               79,021         49,359        212,563        188,457
Communications                                          44,320         30,074        176,241         81,352
Insurance                                                 --            7,540          3,729         29,679
Stock option and warrant compensation                     --          337,500           --        1,026,236
Other                                                  132,919        288,019        482,929        870,626
                                                   -----------    -----------    -----------    -----------
                                                       693,495      1,282,268      1,566,985      4,120,384

(Loss) from operations                                (541,352)    (1,059,389)    (1,101,926)    (3,022,537)

Other Income and Expenses
Interest income                                            385           --              389
Interest expense                                       (38,384)          --          (48,970)          --
                                                   -----------    -----------    -----------    -----------

                                                   -----------    -----------    -----------    -----------
                                                       (37,999)          --          (48,581)          --
                                                   -----------    -----------    -----------    -----------

(Loss) before income tax (benefit) and preferred
   stock dividends                                    (579,351)    (1,059,389)    (1,150,507)    (3,022,537)
Income tax (benefit)                                      --             --             --             --
                                                   -----------    -----------    -----------    -----------
(Loss) before preferred stock dividends               (579,351)    (1,059,389)    (1,150,507)    (3,022,537)
Preferred Stock dividends                               27,900         27,900         83,700         83,700
                                                   -----------    -----------    -----------    -----------
Net (loss) applicable to common shares             $  (607,251)   $(1,087,289)   $(1,234,207)   $(3,106,237)
                                                   ===========    ===========    ===========    ===========

Basic and diluted (loss) per share                 $     (0.13)   $     (0.46)   $     (0.33)   $     (1.41)
                                                   ===========    ===========    ===========    ===========

Basic and diluted average shares outstanding         4,828,056      2,371,474      3,717,716      2,204,540
                                                   ===========    ===========    ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.

                      THE FINANCIAL COMMERCE NETWORK, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     For the Three Months           For the Nine Months
                                                                     Ended September 30,            Ended September 30,

                                                                     2001            2000           2001           2000
                                                                     ----            ----           ----           ----
Operating Activities
   Net Income or (loss)                                           $(579,351)    $(1,059,389)   $(1,150,507)   $(3,022,537)
   Adjustments to reconcile net income or (loss)
      to net cash used by operating activities:
   Stock options and warrants compensation                            -             337,500          -          1,026,236
   Common stock issued for compensation                               -             124,999          -            421,875
   Common stock to be issued for services                             -             (37,500)         -              -
   Common stock issued for services                                   -             155,141          4,200        385,455
   Depreciation                                                         709          15,000          2,128         20,000
   Deferred income taxes                                              -               -              -
   Imparement of assets                                             197,294           -            197,294
   Changes in operating assets and liabilities:                       -               -              -
      Marketable securities owned, at cost                           47,066         130,230       (145,211)       231,296
      Other securities owned, at cost                                 -               -              -             28,918
      Other current assets                                          123,857         (56,711)        83,379        146,289
      Other assets                                                  (25,038)         (4,600)         -           (319,600)
      Equity securities soldm not yet purchase                      156,632           -            156,632          -
      Accounts payable and accrued expenses                          92,403         196,329        204,827         26,980
      Commissions payable                                           (16,015)        (13,753)         7,910        (26,317)
      Due clearing broker                                           (76,227)        (69,250)         6,583          -
      Deferred compensation                                         (61,250)        162,500          -            484,500
                                                                  ---------     -----------    -----------    -----------
   Net cash used in operating activities                           (139,920)       (119,504)      (632,765)      (596,905)

Financing Activities
   Sale of common stock                                               -             310,468        325,000      1,030,468
   Sale (Acquisition) of treasury stock                               -            (173,312)         -           (163,247)
   Repayments by affiliates                                         (64,274)             (1)      (212,169)        10,752
   Payments on bank loan                                              -              (5,136)       (10,172)       (13,538)
   Loans payable                                                      -               -            206,542
   Convertible loans payable                                        195,000           -            467,000
   (Repayments) advances from stockholders                          (45,709)        (51,658)      (142,829)      (271,283)
                                                                  ---------     -----------    -----------    -----------
   Net cash provided by financing activities                         85,017          80,361        633,372        593,152
                                                                  ---------     -----------    -----------    -----------
   Net Increase (decrease) in cash                                  (54,903)        (39,143)           607         (3,753)
   Cash, beginning of period                                         56,082          58,394            572         23,004
                                                                  ---------     -----------    -----------    -----------
   Cash, end of period                                            $   1,179     $    19,251    $     1,179    $    19,251
                                                                  =========     ===========    ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.

                      THE FINANCIAL COMMERCE NETWORK, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1- The consolidated financial statements include the accounts of The Financial Commerce Network, Inc. and its wholly-owned subsidiaries, Alexander, Wescott, & Co., Inc. and Alexander, Wescott Securities, Inc. since inception and Stockchicken.com since May 18, 2000 (collectively the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of The Financial Commerce Network, Inc. and subsidiaries as of September 30, 2001 and their results of operations and their cash flows for the three and nine month periods ended September 30, 2001 and 2000. Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2- Basic earnings (loss) per common share ("EPS") is computed as net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS representing the potential dilution that could occur from common stock issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities is not presented for the three and nine month periods ended September 30, 2001 and 2000. since there was no dilutive effect of potential common shares.

Note 3- On August 28, 2001, the Board of Directors authorized a 1 for 10 reverse stock split, thereby decreasing the number of issued and outstanding shares to 4,828,056 and increasing the par value of each share to $0.01. All references in the accompanying financial statements to the number of common shares and per share amounts for all periods presented have been restated to reflect the reverse stock split.

Note 4- During the quarter, the Company issued an additional $195,000 of convertible notes to certain shareholders which bear interest at 8% per annum and are payable on demand. The purchaser has the right to convert the notes at $0.20 per share of common stock. The Company does not have sufficient authorized common shares at this time to convert these notes.

Note 5- As a result of the September 11, 2001 terrorist attack, the Company has moved its headquarters from New York City, New York to Utica, New York and has signed a five year lease ending on October 1, 2006 for office space from an unrelated third party.

              Part I - Condensed Consolidated Financial Statements

                                     Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET LOSSES

For the nine months ended September 30, 2001 and 2000, the Company incurred a net loss of $1,234,207 and $3,106,237, respectively. For the three months ended September 30, 2001 and 2000 the Company incurred a net loss of $607,251 and $1,087,289, respectively. Explanations of these results are set forth below.

REVENUE

For the nine months ended September 30, 2001, the Company recorded revenue of $465,059 as compared to $1,097,847 for the nine months ended September 30, 2000. For the three months ended September 30, 2001, the Company recorded revenue of $152,143 as compared to $222,879 for the three months ended September 30, 2000.

During the nine months ended September 30, 2001, ALWC's trading and commission revenue was $320,706 and revenue from investment banking was $78,405. During the nine months ended September 30, 2000, ALWC's trading and commission revenue was $1,006,666 and revenue from investment banking was $62,969. During the three months ended September 30, 2001, ALWC's trading and commission revenue was $46,976 and revenue from investment banking was $69,885. During the three months ended September 30, 2000, ALWC's trading and commission revenue was $192,485 and the revenue from investment banking was $25,000.

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

General and administrative expenses decreased to $1,566,985 for the nine months ended September 30, 2001 compared to $4,120,384 for the nine months ended September 30, 2000, a decrease which was attributable to the reduction of employees. General and administrative expenses decreased to $693,495 for the three months ended September 30, 2001 compared to $1,282,368 for the three months ended September 30, 2000, the decrease was attributable to the reduction of employees.

Liquidity and Capital Resources

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

During the nine months ended September 30, 2001, the company used cash for operating activities of approximately $633,000 compared to the nine months ended September 30, 2000 of approximately $597,000. Cash used for operations for the nine months ended September 30, 2001 resulted from the Company's net loss of approximately $1,234,000 compared to approximately $3,106,000 for the nine months ended September 30, 2000.

During the nine months ended September 30, 2001 the Company generated cash from financing activities of approximately $633,000 compared to approximately $593,000 for the nine months ended September 30, 2000. The cash generated during the nine months ended September 30, 2001 was attributable to the sales of common stock and new loans net of repayments to stockholders. The cash provided during the nine months ended September 30, 2000 was attributable to the sale of common stock net of repayment to stockholders.

At September 30, 2001, the Company had current assets of $767,043 and current liabilities of $2,201,828 which resulted in a working capital deficit of $1,434,785. Current liabilities include accounts payable and accrued expenses of approximately $1,472,000. At June 30, 2001, the Company had available cash of approximately $1,000. The Company has been unable to pay its obligations as they become due.

During the nine months ended September 30, 2001, the Company began a private placement to its shareholders and foreign investors to sell 8% convertible demand note payable. As of September 30, the Company has issued $467,000 of convertible demand notes payable with an conversion price of $0.20 per share.

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

                           Part II - Other Information

Item 2. Changes in Securities.

        During the third quarter, the Company has issued $195,000 of 8% convertible demand notes payable with a conversion price of $0.02 per share in a private placement. This sale was made in reliance on
        Section 4(2) of the Act.

        On August 28, 2001 the Board of Directors authorized a 1 for 10 reverse stock split, decreasing the number of outstanding shares and increasing the par value of each share to $0.01 from $0.001.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     The Financial Commerce Network, Inc.

Dated:  December 26, 2001            By:    /s/ Richard H. Bach
                                            -------------------------
                                     Name:  Richard H. Bach
                                     Title: Chairman/CEO